Form 10-Q
period 2021-06-30
OCA Acquisition Corp.
filed 2021-08-16
CIK 1820175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 14,950,000 shares of Class A common stock, par value $0.0001 per share, and 3,737,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

OCA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

Item 1. Financial Statements

OCA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$705,772	$34
Prepaid expenses	90,043	—
Total current assets	795,815	34
Long term prepaid expenses	86,950	—
Deferred offering costs	—	175,378
Investments held in trust account	151,769,972	—
Total Assets	$152,652,737	$175,412

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$124,130	$10,233
Due to related party	101,996	—
Promissory note – related party	—	141,451
Total current liabilities	226,126	151,684
Deferred underwriting fee	5,232,500	—
Warrant liability	10,098,000	—
Total liabilities	15,556,626	151,684

Commitments
Class A common stock subject to possible redemption, 13,014,395 and no shares at redemption value of $10.15 at June 30, 2021 and December 31, 2020, respectively	132,096,110	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,935,605 and 0 shares issued and outstanding (excluding 13,014,395 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	194	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,737,500 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	374	374
Additional paid-in capital	1,625,875	24,626
Retained earnings (accumulated deficit)	3,373,558	(1,272)
Total stockholders’ equity	5,000,001	23,728
Total Liabilities and Stockholders’ Equity	$152,652,737	$175,412

The accompanying notes are an integral part of these financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

Formation and operating costs	$350,694	$648,855
Loss from operations	(350,694)	(648,855)

Other income (expense):
Interest earned on marketable investments held in Trust Account	9,137	27,472
Offering costs allocated to warrants	—	(438,287)
Change in fair value of warrant liability	750,875	4,434,500
Total other income	760,012	4,023,685

Net income	$409,318	$3,374,830

Weighted average shares outstanding of Class A common stock	14,950,000	14,950,000
Basic and diluted net income per share, Class A common stock	$—	$—
Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500
Basic and diluted net income per share, Class B common stock	$0.11	$0.90

The accompanying notes are an integral part of these financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A		Class B		Additional		Total
	Common stock		Common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2021	—	$—	3,737,500	$374	$24,626	$(1,272)	$23,728
Sale of 14,950,000 Units, net of offering costs related to Class A common stock and initial fair value of Public Warrants liability	14,950,000	1,495	—	—	133,696,058	—	133,697,553
Net income	—	—	—	—	—	2,965,512	2,965,512
Class A Common stock subject to possible redemption	(12,974,068)	(1,297)	—	—	(131,685,493)	—	(131,686,790)
Balance as of March 31, 2021 (unaudited)	1,975,932	$198	3,737,500	$374	$2,035,191	$2,964,240	$5,000,003
Net income	—	—	—	—	—	409,318	409,318
Change in Class A Common stock subject to possible redemption	(40,327)	(4)	—	—	(409,316)	—	(409,320)
Balance as of June 30, 2021 (unaudited)	1,935,605	$194	3,737,500	$374	$1,625,875	$3,373,558	$5,000,001

The accompanying notes are an integral part of these financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net income	$3,374,830
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(27,472)
Offering costs allocated to warrants	438,287
Change in fair value of warrant liability	(4,434,500)
Changes in operating assets and liabilities:
Prepaid expense	(90,043)
Long term prepaid expenses	(86,950)
Accrued expenses	53,682
Due to related party	101,996
Net cash used in operating activities	(670,170)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(151,742,500)
Net cash used in investing activities	(151,742,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	146,510,000
Proceeds from issuance of Private Placement Warrants	7,057,500
Proceeds from promissory note – related party	10,800
Repayment of promissory note – related party	(152,251)
Payment of offering costs	(307,641)
Net cash provided by financing activities	153,118,408
Net change in cash	705,738
Cash, beginning of period	34
Cash, end of the period	$705,772

Supplemental disclosure of cash flow information:
Change in value of Class A common stock subject to possible redemption	$409,230
Value of Class A common stock subject to possible redemption	$131,686,790
Initial classification of warrant liability	$15,026,525
Deferred underwriters’ discount payable charged to additional paid-in capital	$5,232,500

The accompanying notes are an integral part of these financial statements.

OCA ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

OCA Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 28, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus, the Form 8-K, and the Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2021, filed by the Company with the SEC on January 19, 2021, January 26, 2021 and May 18, 2021, respectively.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

 Marketable Investments Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. During the six months ended June 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin “SAB” Topic 5A – “Expenses of Offering”. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO.  Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, and presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the IPO.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 13,014,395 and 0 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the six months ended June 30, 2021.

Net Income Per Common Share

Net income per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period. The Company has not considered the effect of the Warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,532,500 of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events.

Reconciliation of Net Income per Common Share

The Company’s condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Accordingly, basic and diluted income per common share of Class A common stock and Class B common stock is calculated as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net Income per share for Class A common stock:
Interest income earned on securities held in the Trust Account	$9,137	$27,472
Less: Interest income available to the Company for taxes	(9,137)	(27,472)
Adjusted net income	$—	$—

Weighted average shares outstanding of Class A common stock	14,950,000	14,950,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.00

Net Income per share for Class B common stock:
Net income	$409,318	$3,374,830
Less: Income attributable to Class A common stock	—	—
Adjusted net income	$409,318	$3,374,830

Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500
Basic and diluted net income per share, Class B common stock	$0.11	$0.90

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

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

Promissory Note — Related Party

On July 28, 2020, Company issued an unsecured promissory note to the Sponsor for an aggregate of up to $300,000 to cover expenses related to the IPO. This loan was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the IPO. At December 31, 2020, the Company had drawn down $141,451 under the promissory note. During the period from January 1, 2021 to January 18, 2021, the Company had additional borrowings of $10,800 under the promissory note. On January 20, 2021, the Company paid the full $152,251 balance on the note from the proceeds of the IPO, and the note is no longer available to be drawn upon.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $1.50 per unit at the option of the lender, upon consummation of the Company’s Initial Business Combination. The units would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

Administrative Service Fee

The Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the six months ended June 30, 2021, the Company has recorded $90,000 of administrative service fees.

The balance in due to related party of $101,996 represents the amounts accrued for the administrative support services provided by Sponsor of $15,110 and reimbursable expenses owed to the Sponsor of $86,886.

Note 6 — Commitments and Contingencies

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At
June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 Class A common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 14,950,000 and 0 shares issued and outstanding, including 13,014,395 and no shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 3,737,500 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$151,769,972	$151,769,972	$—	$—
	$151,769,972	$151,769,972	$—	$—
Liabilities:
Public Warrants Liability	$5,157,750	$5,157,750	$—	$—
Private Placement Warrants Liability	4,940,250	—	—	4,940,250
	$10,098,000	$5,157,750	$—	$4,940,250

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants on January 20, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of June 30, 2021 by using the associated trading price of the Public Warrants. The Company established the initial fair value of the Private Placement Warrants on January 20, 2021 and on June 30, 2021 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently transferred out of Level 3 and classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants.

The key inputs into the Modified Black Scholes calculation as of June 30, 2021 were as follows:

June 30, 2021
Inputs
Risk-free interest rate	0.93%
Expected term (years)	5.38
Expected volatility	11.9%
Exercise price	$11.50
Stock price	$9.91

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

For the six months ended June 30, 2021, we had a net income of approximately $3,375,000 which included a loss from operations of approximately $649,000, offering cost expense allocated to warrants of approximately $438,000, and fully offset by a gain from the change in fair value of warrant liabilities of approximately $4,435,000 and interest earned on trust account of approximately $27,000.

For the three months ended June 30, 2021, we had a net income of approximately $409,000, which included a loss from operations of approximately $351,000, fully offset by a gain from the change in fair value of warrant liabilities of approximately $751,000 and interest earned on trust account of approximately $9,000.

Our business activities from inception to June 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $0.7 million in our operating bank account and working capital of approximately $0.6 million.

The Company’s liquidity needs up to February 26, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor for $145,000. The outstanding balance on the promissory note from the Sponsor was paid in full from the IPO proceeds on February 26, 2021. Subsequent to the consummation of the IPO, our liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loan.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure  controls  and procedures are controls and other procedures that are  designed  to  ensure  that information required to be disclosed in our reports  filed  or  submitted  under  Securities  Exchange  Act of 1934, as amended  (the  “Exchange  Act”)  is  recorded,  processed,  summarized  and reported  within  the  time periods specified in the SEC’s rules and forms. Disclosure  controls  and  procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated  to  our management, including our Chief Executive Officer and Chief  Financial  Officer,  to  allow  timely  decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As  required  by  Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive  Officer and Chief Financial Officer carried out an evaluation of the  effectiveness  of  the design and operation of our disclosure controls and  procedures.  In  connection with the preparation of this Form 10-Q, we revised  our  prior  position  on accounting for warrants. Based upon their evaluation,  and  in  light of the SEC Staff Statement, our Chief Executive Officer  and  Chief  Financial Officer concluded that, due to the Company’s restatement  of  its February 8, 2021 financial statement to reclassify the Company’s  warrants,  the  Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021.

A  material  weakness  is  a deficiency, or combination of deficiencies, in internal  control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial  statements  will not be prevented or detected on a timely basis. In  connection  with the evaluation of the SEC's recent statement regarding SPAC  accounting  matters  and management's subsequent re-evaluation of its previously  issued  financial  statement, the Company determined that there were errors in its accounting for its warrants. Management concluded that a deficiency in internal control over financial reporting existed relating to the  accounting  treatment  for  complex financial instruments and that the failure  to  properly  account  for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in  the  restatement  of  the  Company's  audited financial statement as of January 20, 2021.

Restatement of Previously Issued Financial Statements

We  revised  our prior position on accounting for warrants and restated our January  20,  2021 financial statement to reclassify the Company’s warrants as  described in Note 2 the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on  May 18, 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in  our  internal  control  over  financial  reporting (as defined in Rules 13a-15(f)  and  15d-15(f)  under  the  Exchange  Act)  that  has materially affected,  or  is  reasonably  likely  to  materially  affect, our internal control  over  financial  reporting.  In  light  of  the restatement of our financial  statement  included in this Quarterly Report, we plan to enhance our  processes  to  identify  and appropriately apply applicable accounting requirements  to  better evaluate and understand the nuances of the complex accounting  standards  that apply to our financial statements. Our plans at this  time  include  providing  enhanced  access  to accounting literature, research  materials  and  documents  and  increased communication among our personnel  and  third-party  professionals  with  whom we consult regarding complex  accounting  applications. The elements of our remediation plan can only  be  accomplished  over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 14, 2021, by and among the Company, Stifel, Nicolaus & Company, Incorporated and Nomura Securities International, Incl., as representatives of the several underwriters. (2)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement dated January 14, 2021 between Continental Stock Transfer & Trust Company and the Company. (2)
10.1	Letter Agreement, dated January 14, 2021, by and among the Company, its officers, its directors and OCA Acquisition Holdings LLC, as sponsor of the company (the “Sponsor”). (2)
10.2	Investment Management Trust Agreement, dated January 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (2)
10.3	Registration Rights Agreement, dated January 14, 2021, by and between the Company, the Sponsor and RBC Capital Markets, LLC, (2)
10.4	Administrative Support Agreement, dated January 14, 2021, by and between the Company and the Olympus Capital Holdings Asia, LLC (2)
10.5	Private Placement Warrants Purchase Agreement, dated January 14, 2021, by and between the Company and the Sponsor. (2)
10.6	Form of Indemnification Agreement (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to the Company’s Form S-1, originally filed with the SEC on December 23, 2020, as amended.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 21, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCA ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ David Shen
	Name:	David Shen
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Jeffrey Glat
	Name:	Jeffrey Glat
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)