Form 10-Q
period 2021-09-30
OCA Acquisition Corp.
filed 2021-11-15
CIK 1820175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 14,950,000 shares of Class A common stock, par value $0.0001 per share, and 3,737,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

OCA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

Item 1. Financial Statements

OCA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$308,632	$34
Prepaid expenses	101,610	—
Total current assets	410,242	34
Long term prepaid expenses	25,489	—
Deferred offering costs	—	175,378
Investments held in trust account	151,771,925	—
Total Assets	$152,207,656	$175,412

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$189,107	$10,233
Due to related party	86,886	—
Promissory note – related party	—	141,451
Total current liabilities	275,993	151,684
Deferred underwriting fee	5,232,500	—
Warrant liability	7,776,975	—
Total liabilities	13,285,468	151,684

Commitments
Class A common stock subject to possible redemption, 14,950,000 and no shares at redemption value of $10.15 at September 30, 2021 and December 31, 2020, respectively	151,742,500	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 14,950,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,737,500 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	374	374
Additional paid-in capital	—	24,626
Accumulated deficit	(12,820,686)	(1,272)
Total stockholders’ equity (deficit)	(12,820,312)	23,728
Total Liabilities and Stockholders’ Equity (Deficit)	$152,207,656	$175,412

The accompanying notes are an integral part of these financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For The Period from July 28, 2020 (Inception) to September 30, 2020

Formation and operating costs	$469,901	$1,145,756	$724
Loss from operations	(469,901)	(1,145,756)	(724)

Other income (expense):
Interest earned on investments held in Trust Account	1,953	29,425	—
Offering costs allocated to warrants	—	(438,287)	—
Change in fair value of warrant liability	2,321,025	6,755,525	—
Total other income	2,322,978	6,346,663	—

Net income	$1,826,077	$5,200,907	$(724)

Weighted average shares outstanding of Class A common stock	14,950,000	13,854,742	—
Basic and diluted net income per share, Class A common stock	$0.10	$0.30	$—
Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500	3,250,000
Basic and diluted net income per share, Class B common stock	$0.10	$0.30	$(0.00)

The accompanying notes are an integral part of these financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class B		Additional		Total
	Common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of January 1, 2021	3,737,500	$374	$24,626	$(1,272)	$23,728
Net income	—	—	—	2,965,512	2,965,512
Accretion of Class A common stock subject to redemption	—	—	(24,626)	(15,777,821)	(15,802,447)
Overfunding of trust account for redemption of Class A common stock	—	—		(2,242,500)	(2,242,500)
Balance as of March 31, 2021 (unaudited)	3,737,500	$374	$—	$(15,056,081)	$(15,055,707)
Net income	—	—	—	409,318	409,318
Balance as of June 30, 2021 (unaudited)	3,737,500	$374	$—	$(14,646,763)	$(14,646,389)
Net income	—	—	—	1,826,077	1,826,077
Balance as of September 30, 2021 (unaudited)	3,737,500	$374	—	$(12,820,686)	$(12,820,312)

The accompanying notes are an integral part of these financial statements.

 OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIODFROM JULY 28, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020
(UNAUDITED)

	Class B		Additional		Total
	Common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of July 28, 2020	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	3,737,500	374	24,626	—	25,000
Net loss	—	—	—	(724)	(724)
Balance as of September 30, 2021 (unaudited)	3,737,500	$374	24,626	$(724)	$24,276

The accompanying notes are an integral part of these financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2021	For the Period from July 28, 2020 (Inception) through September 30, 2020
Cash flows from operating activities:
Net income	$5,200,907	$(724)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(29,425)	—
Offering costs allocated to warrants	438,287	—
Change in fair value of warrant liability	(6,755,525)	—
Changes in operating assets and liabilities:		—
Prepaid expense	(101,610)	—
Long term prepaid expenses	(25,489)	—
Accrued expenses	118,659	—
Due to related party	86,886	—
Net cash used in operating activities	(1,067,310)	(724)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(151,742,500)	—
Net cash used in investing activities	(151,742,500)	—

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	—	25,000
Proceeds from sale of Units, net of underwriting discount	146,510,000	—
Proceeds from issuance of Private Placement Warrants	7,057,500	—
Proceeds from promissory note – related party	10,800	114,361
Repayment of promissory note – related party	(152,251)	—
Payment of offering costs	(307,641)	(138,637)
Net cash provided by financing activities	153,118,408	724
Net change in cash	308,598
Cash, beginning of period	34	—
Cash, end of the period	$308,632	$—

Supplemental disclosure of cash flow information:
Initial value of Class A common stock subject to possible redemption	$151,742,500	$—

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Liquidity and Going Concern Consideration

As of September 30, 2021, the Company had $308,632 in cash and working capital of approximately $134,249, which would be reduced by expenses incurred working on a Business Combination after the balance sheet date.

Until the consummation of a business combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Revision of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial Business Combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as "shares not subject to redemption."

However, in light of recent comment letters issued by the SEC to several special purpose acquisition companies, management re-evaluated the Company’s application of Accounting Standards Codification (“ASC”) 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that its Public Shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial Business Combination.

 In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be revised to report all Public Shares as temporary equity.

As a result, the Company revised its previously filed financial statements to classify all of its Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its IPO and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the IPO resulted in a decrease of approximately $5.9 million in additional paid-in capital and a charge of approximately $18.0 million to accumulated deficit, as well as a reclassification of 2,354,428 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Investments Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. During the nine months ended September 30, 2021, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Class A Common Stock Subject to Possible Redemption

All of the 14,950,000 shares of Class A Common Stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021 and December 31, 2020, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the nine months ended September 30, 2021.

Net Income Per Common Share

The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the Warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,532,500 of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net income (loss) per common share for the period.

Reconciliation of Net Income per Common Share

The Company’s condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Accordingly, basic and diluted income per common share of Class A common stock and Class B common stock is calculated as follows:

	Three Months Ended September 30, 2021	Nine months Ended September 30, 2021
Net Income per share for Class A common stock:
Net income (loss)	$1,826,077	$5,200,907
Less: Allocation of income to Class B common stock	365,215	(1,104,940)
Adjusted net income (loss)	$1,460,862	$4,095,967

Weighted average shares outstanding of Class A common stock	14,950,000	13,854,762
Basic and diluted net income per share, Class A common stock	$0.10	$0.30

Net Income per share for Class B common stock:
Net income (loss)	$1,826,077	$5,200,907
Less: Allocation of income to Class A common stock	1,460,862	4,095,967
Adjusted net income (loss)	$365,215	$1,104,940

Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500
Basic and diluted net income per share, Class B common stock	$0.10	$0.30

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $1.50 per unit at the option of the lender, upon consummation of the Company’s Initial Business Combination. The units would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

Administrative Service Fee

The Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the three months and nine months ended September 30, 2021, the Company has recorded $45,000 and $135,000 of administrative service fees, respectively.

The balance in due to related party of $101,996 represents the amounts accrued for reimbursable expenses owed to the Sponsor of $86,886.

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 Class A common stock at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were 14,950,000 and 0 shares issued and outstanding, including 14,950,000 and no shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B common stock at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were 3,737,500 shares issued and outstanding.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$151,771,925	$151,771,925	$-	$-
	$151,771,925	$151,771,925	$-	$-
Liabilities:
Public Warrants Liability	$4,036,500	$4,036,500	$-	$-
Private Placement Warrants Liability	3,740,475	-	-	3,740,475
	$7,776,975	$4,036,500	$-	$3,740,475

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants on January 20, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of September 30, 2021 by using the associated trading price of the Public Warrants. The Company established the initial fair value of the Private Placement Warrants on January 20, 2021 and on September 30, 2021 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently transferred out of Level 3 and classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants.The Private Placement Warrants were classified as Level 3 due to the use of unobservable inputs.

The following table presents the changes in the fair value of Level 3 warrant liabilities for the nine months ended September 30, 2021:

Level 3 Warrant Liabilities
Fair Value as of December 31, 2020	$-
Initial measurement on January 20, 2021	15,026,525
Change in valuation as of June 30, 2021	(4,928,525)
Transfer of Public Warrants to Level 1	(5,157,750)
Fair Value as of June 30, 2021	4,940,250
Change in valuation as of September 30, 2021	(1,199,775)

Fair Value as of September 30, 2021	$3,740,475

The key inputs into the Modified Black Scholes calculation as of September 30, 2021 were as follows:

September 30, 2021
Inputs
Risk-free interest rate	1.04%
Expected term (years)	5.34
Expected volatility	10.0%
Exercise price	$11.50
Stock price	$9.90

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

Results of Operations

For the nine months ended September 30, 2021, we had a net income of approximately $5,201,000 which included a gain from the change in fair value of warrant liabilities of approximately $6,756,000 and interest earned on trust account of approximately $29,000, offset by loss from operations of approximately $1,146,000 and offering cost expense allocated to warrants of approximately $438,000.

For the three months ended September 30, 2021, we had a net income of approximately $1,826,000, which included a gain from the change in fair value of warrant liabilities of approximately $2,321,000 and interest earned on trust account of approximately $2,000, offset by a loss from operations of approximately $497,000.

Our business activities from inception to September 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.3 million in our operating bank account and working capital of approximately $0.1 million.

The Company’s liquidity needs up to February 26, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor for $145,000. The outstanding balance on the promissory note from the Sponsor was paid in full from the IPO proceeds on February 26, 2021. Subsequent to the consummation of the IPO, our liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loan.

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

Class A Common Stock Subject to Possible Redemption

All of the 14,950,000 shares of Class A Common Stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021 and December 31, 2020, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Common Share

The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the Warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,532,500 of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net income (loss) per common share for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for warrants. Based upon their evaluation, and in light of the SEC Staff Statement, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its February 8, 2021 financial statement to reclassify the Company’s warrants, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

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

OCA ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ David Shen
	Name:	David Shen
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Jeffrey Glat
	Name:	Jeffrey Glat
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)