Form 10-Q/A
period 2021-09-30
OCA Acquisition Corp.
filed 2022-02-17
CIK 1820175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

OCA Acquisition Corp. (the “Company,” “OCAX” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s initial public offering (the “IPO”), the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A commons stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the IPO date and all subsequent reporting periods. In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

As a result, the Company’s management, together with the audit committee of the Company, WithumSmith+Brown, PC, our independent registered public accounting firm (“Withum”), determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 and six months ended June 30, 2021 (the “Affected Periods”) should be restated in this Quarterly Report as a result of this error. The three months ended March 31, 2021 and June 30, 2021 will be restated in Note 2 of this Quarterly Report.

These restatements result in a change in the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Quarterly Report, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On December 14, 2021, the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Original Report, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report.

OCA ACQUISITION CORP.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

Item 1. Financial Statements

OCA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current Assets:
Cash	$308,632	$34
Prepaid expenses	101,610	—
Total current assets	410,242	34
Long term prepaid expenses	25,489	—
Deferred offering costs	—	175,378
Investments held in trust account	151,771,925	—
Total Assets	$152,207,656	$175,412

Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs and expenses	$189,107	$10,233
Due to related party	86,886	—
Promissory note – related party	—	141,451
Total current liabilities	275,993	151,684
Deferred underwriting fee	5,232,500	—
Warrant liability	7,776,975	—
Total liabilities	13,285,468	151,684

Commitments
Class A common stock subject to possible redemption, 14,950,000 and no shares issued and outstanding at redemption value of $10.15 at September 30, 2021 and December 31, 2020, respectively	151,742,500	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; and none issued or outstanding (excluding 14,950,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; and 3,737,500 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	374	374
Additional paid-in capital	—	24,626
Accumulated deficit	(12,820,686)	(1,272)
Total stockholders’ equity (deficit)	(12,820,312)	23,728
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)	$152,207,656	$175,412

The accompanying notes are an integral part of these financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For The Period from July 28, 2020 (Inception) to September 30, 2020

Formation and operating costs	$496,901	$1,145,756	$724
Loss from operations	(496,901)	(1,145,756)	(724)

Other income (expense):
Interest earned on investments held in Trust Account	1,953	29,425	—
Offering costs allocated to warrants	—	(438,287)	—
Change in fair value of warrant liability	2,321,025	6,755,525	—
Total other income	2,322,978	6,346,663	—

Net income	$1,826,077	$5,200,907	$(724)

Weighted average shares outstanding of Class A common stock	14,950,000	13,854,742	—
Basic and diluted net income per share, Class A common stock	$0.10	$0.30	$—
Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500	3,250,000
Basic and diluted net income per share, Class B common stock	$0.10	$0.30	$(0.00)

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

Note 2 — Restatement of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial Business Combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

Upon review of its financial statements for the quarterly period ended September 30, 2021 included in the quarterly report on Form 10-Q filed with the SEC on November 15, 2021, the Company reevaluated the classification of a portion of the Class A common stock in permanent equity and determined that all Class A common stock issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the Class A common stock subject to possible redemption should be classified as temporary equity in its entirety. This resulted in an increase to temporary equity, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The accompanying statements of changes in stockholders’ equity and cash flows no longer present the change in redeemable shares to align with the presentation of all redeemable Class A common stock as temporary equity.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation shows both classes of common stock share pro rata in the income and losses of the Company.

There has been no change to the Company’s total assets, liabilities, or operating results as a result of the restatement.

Impact of the Restatement

	As		As
	Reported	Adjustment	Restated
Unaudited Balance Sheet as of March 31, 2021
Common Stock subject to possible redemption ($)	$131,686,791	$20,055,709	$151,742,500

Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value	198	(198)	-
Class B common stock, $0.0001 par value	374	-	374
Additional paid-in capital	2,035,191	(2,035,191)	-
Accumulated Deficit	(2,964,240)	(18,020,320)	(15,056,080)
Total stockholders’ equity (deficit)	$5,000,003	$(20,055,709)	$(15,055,706)

Shares subject to possible redemption	12,974,068	1,975,932	14,950,000

Unaudited Statement of Operations for the three months ended March 31, 2021
Weighted average shares outstanding, Redeemable Class A common stock	14,950,000	(3,322,222)	11,627,778
Basic and diluted net income per share, Redeemable Class A common stock	$-	$0.19	$0.19
Weighted average shares outstanding, Non-redeemable Class A and Class B common stock	3,737,500	-	3,737,500
Basic and diluted net income per shares, Non-redeemable Class A and Class B common stock	$0.79	$(0.60)	$0.19

Unaudited Statement of Changes in Stockholders’ Equity as of March 31, 2021
Sale of 14,950,000 Units, net of offering costs related to Class A common stock and initial fair value of Public Warrants liability	$133,697,553	$(133,697,553)	$-
Class A common stock subject to possible redemption	(131,686,790)	131,686,790	-
Accretion for Class A common stock to redemption amount	-	(15,802,447)	(15,802,447)
Overfunding of trust account for redemption of Class A common stock	-	(242,500)	(242,500)

Unaudited Statement of Cash Flows as of March 31, 2021
Initial value of Class A common stock subject to possible redemption	$127,845,058	$(127,845,058)	$-
Change in value of Class A common stock subject to possible redemption	$3,841,733	$(3,841,733)	$-

Unaudited Balance Sheet as of June 30, 2021
Common Stock subject to possible redemption	$132,096,110	$19,646,390	$151,742,500

Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value	194	(194)	-
Class B common stock, $0.0001 par value	374	-	374
Additional paid-in capital	1,625,875	(1,625,875)	-
Retained Earnings (Accumulated Deficit)	3,373,558	(18,020,321)	(14,674,235)
Total stockholders’ equity (deficit)	$5,000,001	$(19,646,389)	$(14,646,388)

Shares subject to possible redemption	13,014,395	1,935,605	14,950,000

	As		As
	Reported	Adjustment	Restated
Unaudited Statement of Operations for the three months ended June 30, 2021
Weighted average shares outstanding, Redeemable Class A common stock	14,950,000	-	14,950,000
Basic and diluted net income per share, Redeemable Class A common stock	$-	$0.02	$0.02
Weighted average shares outstanding, Non-redeemable Class A and Class B common stock	3,737,500	-	3,737,500
Basic and diluted net income per shares, Non-redeemable Class A and Class B common stock	$0.11	$(0.09)	$0.02

Unaudited Statement of Operations for the six months ended June 30, 2021
Weighted average shares outstanding, Redeemable Class A common stock	14,950,000	(1,651,934)	13,298,066
Basic and diluted net income per share, Redeemable Class A common stock	$-	$0.20	$0.20
Weighted average shares outstanding, Non-redeemable Class A and Class B common stock	3,737,500	-	3,737,500
Basic and diluted net income per shares, Non-redeemable Class A and Class B common stock	$0.90	$(0.70)	$0.20

Unaudited Statement of Changes in Stockholders’ Equity as of June 30, 2021
Remeasurement in Class A common stock subject to possible redemption	$(409,320)	$409,320	$-

Unaudited Statement of Cash Flows as of June 30, 2021
Initial value of Class A common stock subject to possible redemption	$127,845,058	$(127,845,058)	$-
Change in value of Class A common stock subject to possible redemption	$4,251,052	$(4,251,052)	$-

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus, the Form 8-K, and the Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2021 and June 30, 2021, filed by the Company with the SEC on January 19, 2021, January 26, 2021, May 18, 2021 and August 16, 2021, respectively.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin “SAB” Topic 5A – “Expenses of Offering”. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO.  Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, and presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock were charged to temporary equity upon the completion of the IPO.

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

Net Income Per Common Stock

The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the Warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,532,500 of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common stock is the same as basic net income (loss) per common stock for the period.

Reconciliation of Net Income per Common Stock

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

The Company established the initial fair value of the Public Warrants on January 20, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of September 30, 2021 by using the associated trading price of the Public Warrants. The Company established the initial fair value of the Private Placement Warrants on January 20, 2021 and on September 30, 2021 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The Public Warrants were subsequently transferred out of Level 3 and classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants. The Private Placement Warrants were classified as Level 3 due to the use of unobservable inputs.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than below and the effects of the restatement discussed in Note 2.

On December 14, 2021, the Company issued a promissory note (the “Note”) in the principal amount of up to $1,500,000 to the Sponsor. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If the Company completes a business combination, the Company would repay the Note out of the proceeds of the trust account released to the Company. Otherwise, the Note would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Note but no proceeds from the trust account would be used to repay the Note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the Note.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

If we have not completed a Business Combination within 18 months (or up to 24 months if the Company extends the period) from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Net Income Per Common Stock

The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the Warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,532,500 of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common stock is the same as basic net income (loss) per common stock for the period.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Form 10-Q/A, we revised our prior position on accounting for warrants. Based upon their evaluation, and in light of the SEC Staff Statement, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021 due to the misapplication of accounting guidance for complex financial instruments.

Restatement of Financial Statements to Reclassify Warrants

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC’s recent statement regarding SPAC accounting matters and management’s subsequent re-evaluation of its previously issued financial statement, the Company determined that there were errors in its accounting for its warrants. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations.

Misapplication of Accounting Guidance for Complex Financial Statements

Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on November 15, 2021, and due to the restatements of our financial statements for the Affected Periods (the “restatements”) regarding the classification of redeemable Class A common stock, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. The material weakness was caused by the misapplication of accounting guidance for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in Note 2 the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 18, 2021.

We also restated the financial statements for the Affected Periods to classify all Class A common stocks to temporary equity and to recognize accretion from the initial book value to redemption value at the time of its IPO as discussed in Note 2 of this Quarterly Report.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC and our quarterly report on Form 10-Q filed with the SEC on May 18, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than disclosed herein, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC and our quarterly report on Form 10-Q filed with the SEC on May 18, 2021.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Under the supervision and with the participation of our management, our audit committee identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. See “Part I. Financial Information - Item 4. Controls and Procedures - Evaluation of Disclosure Controls and Procedures.” As a result of such material weakness, the change in accounting for our warrants and redeemable Class A common stock, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.

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

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

OCA ACQUISITION CORP.

Date: February 16, 2022	By:	/s/ David Shen
	Name:	David Shen
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: February 16, 2022	By:	/s/ Jeffrey Glat
	Name:	Jeffrey Glat
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)