Form 10-K
period 2021-12-31
OCA Acquisition Corp.
filed 2022-03-31
CIK 1820175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Capital Market was $119,477,626.

As of March 31, 2022 there were 14,950,000 shares of Class A common stock, par value $0.0001 per share and 3,737,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2021 Note” are to the promissory note we issued in the principal amount of up to $1,500,000 to our sponsor (as defined below) on December 14, 2021;

●	“Amendment No. 1 of the 2021 Third Quarter 10-Q” are to Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the period ended September 30, 2021 as filed with the SEC on February 17, 2022;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A common stock” are to shares of the Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to shares of the Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on January 20, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“Olympus Capital” are to Olympus Capital Holdings Asia, LLC, our advisor and an affiliate of our sponsor;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in that offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in that offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“Registration Statement” are to the Registration Statement on Form S-1 filed with the SEC on December 23, 2021, as amended, and declared effective on January 14, 2021 (File No. 333-251617);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to OCA Acquisition Holdings LLC, a Delaware limited liability company. Olympus Capital Asia V, L.P. is the majority member of our sponsor;

●	“trust account” are to the trust account in which an amount of $151,742,500 ($10.15 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“US GAAP” are to the accounting principles generally accepted in the United States of America;

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees;

●	“we,” “us,” “Company,” “our” or “our Company” are to OCA Acquisition Corp., a Delaware corporation; and

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

PART I

Item 1. Business.

Our Company

We are a blank check company formed as a Delaware corporation for the purpose of effecting an initial business combination with one or more businesses.

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

A total of $151,742,500, comprised of $144,685,000 of the proceeds from the initial public offering and $7,057,500 of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.

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

Our Advisor

Olympus Capital, an Asian focused private equity firm, is our advisor and the advisor of Olympus Capital Asia V, L.P. We are capitalizing on the ability of our management team and the broader Olympus Capital platform primarily to identify and acquire U.S. business in the technology-enabled business services (including healthcare and education) or financial services sectors (the “Target Sectors”) that may provide opportunities for attractive long-term risk-adjusted returns (as the Target Sectors are projected to grow at over 16% per annum over the next four years in the U.S.), though we reserve the right to pursue an acquisition opportunity in any business or industry. We are focusing our search on business combination targets with an aggregate enterprise value ranging from $750.0 million to $1.0 billion. Furthermore, we believe that our management team is positioned to drive ongoing value creation post-business combination, as our team has done with investments in the Target Sectors and other sectors over time, and has built a strong track record of helping Olympus Capital’s portfolio companies expand on a cross-border basis. We believe our management team is well suited to identify opportunities that have the potential to generate attractive risk-adjusted returns for our stockholders.

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

Asia accounted for 60% of the world’s population and 35% of global GDP in 2019, which Asia Development Bank projects will grow to over 50% by 2040. Driven by urbanization, Asia has witnessed the emergence of an increasingly affluent middle class across the region. By 2030, Asia’s middle class population is projected to reach approximately 2.5 billion, which is more than 3.5x the projected number of middle class consumers in the United States and the European Union combined. In addition, and more important to our strategy, Asia is digitizing quickly as evidenced by the fact that the internet economy (defined as the total Gross Merchandise Value from e-Commerce, Ride Hailing, Digital Financial Services, On-line Travel, and On-line Media) has been growing at over 20% per annum across various Southeast Asian markets in comparison to more developed markets like the US and China, which are growing at 15-20% per annum. The growing demand for technology in Asia is partially driven by poor legacy infrastructure. Across China, India and Southeast Asia, annual expenditures for information technology (“IT”) as a percent of GDP are significantly lower than in the U.S. In markets like China, most IT investments have been for hardware rather than software (investments in software typically accelerate once the hardware infrastructure is in place). We believe the combination of growing demand for technology-related services and under-investment in legacy infrastructure supports our thesis that the growth in digital technology adoption in Asia will continue to outpace that in the US and EU, creating significant growth opportunities for businesses in our target sectors. As an example, notwithstanding the advent of mobile technology and internet banking, a significant majority of the Asian population remain under-banked or un-banked. Our strategy and focus is to leverage Olympus Capital’s resources and relationships to help the right U.S. tech-enabled company to capitalize on these deep and fast-growing markets in Asia.

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

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that meets some but not all of these criteria and guidelines. We seek to acquire one or more businesses that we believe:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that meets some but not all of these criteria and guidelines, we will disclose that the target business does not meet all of the above criteria in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Financial Position

With funds available for an initial business combination in the amount of $146,542,632 after payment of $5,232,500 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We have up to 18 months from the closing of our initial public offering, or until July 20, 2022, to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by July 20, 2022, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination by an additional six months (for a total of up to 24 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement between us and Continental dated January 14, 2021, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five business days advance notice prior to the deadline, must deposit into the trust account $747,500 ($0.05 per unit) on or prior to the date of the deadline. Any such payment would be made in the form of non-interest bearing loans. If we complete our initial business combination, we will, at the lender’s option, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private warrants. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. In the event that we receive notice from our sponsor five business days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management endeavors to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we conduct a thorough due diligence review, which may encompasses, among other things, meetings with incumbent management and key employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information made available to us.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by July 20, 2022 (or as late as January 20, 2023 if we extend the period of time to consummate a business combination).

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 20, 2022 (or as late as January 20, 2023 if we extend the period of time to consummate a business combination) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (as described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

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

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the underwriters of the offering will not execute agreements with us waiving such claims to the monies held in the trust account.

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

In the event that the proceeds in the trust account are reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per public share. We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to use the amounts held outside the trust account ($194,034 as of December 31, 2021) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 20, 2022 (or as late as January 20, 2023 if we extend the period of time to consummate a business combination) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 20, 2022 (or as late as January 20, 2023 if we extend the period of time to consummate a business combination), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination by July 20, 2022 (or by January 20, 2023 if we extend the period of time to consummate a business combination), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (except for our independent registered accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 20, 2022 (or by January 20, 2023 if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, or (iii) the redemption of all of our public shares if we do not complete our business combination by July 20, 2022 (or by January 20, 2023 if we extend the period of time to consummate a business combination), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we are encountering competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

On January 14, 2021, we registered our units, Class A common stock and warrants under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, such as this Report, contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, US GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with US GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes- Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by July 20, 2022;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least July 20, 2022, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected; and

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) Registration Statement and Amendment No. 1 of the 2021 Third Quarter 10-Q. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

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

On March 31, 2022, there was one (1) holder of record of our units, one (1) holder of record of our shares of Class A common stock, one (1) holder of record of our shares of Class B common stock and two (2) holders of record of our warrants.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company incorporated in Delaware on July 28, 2020 for the purpose of effecting an initial business combination. We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

The registration statement for our initial public offering was declared effective on January 14, 2021. On January 20, 2021, we consummated our initial public offering of 14,950,000 units (including 1,950,000 units issued to the underwriters pursuant to the exercise in full of the over-allotment option granted to the underwriters) at $10.00 per unit, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.8 million, inclusive of $5.2 million in deferred underwriting commissions.

Simultaneously with the closing of the initial public offering, we consummated the private placement of 7,057,000 warrants at a price of $1.00 per warrant to the sponsor, generating gross proceeds of approximately $7.1 million.

Upon the closing of the initial public offering and sale of the private placement warrants on January 20, 2021, $151.7 million ($10.15 per unit) of the net proceeds of the sales of the units in the initial public offering and the private placement warrants were placed in the trust account. The trust account is located in the United States with Continental acting as trustee, and invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act., having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the trust account as described below.

If we have not completed an initial business combination within 24 months from the closing of the initial public offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

For the year ended December 31, 2021, we had a net income of approximately $4,587,621 which included a gain from the change in fair value of warrant liabilities of $7,549,843 and interest earned on trust account of $32,632, offset by loss from operations of approximately $2,556,567 and offering cost expense allocated to warrants of approximately $438,287.

For the period from July 28, 2020 (Inception) through December 31, 2020, we had a net loss of $1,272, which consisted of formation and operating costs.

Our business activities from inception to December 31, 2021 consisted primarily of our formation and completing our initial public offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an initial business combination.

Liquidity and Capital Resources

As of December 31, 2021, we had $194,034 in our operating bank account and working capital deficit of $1,251,072.

The Company’s liquidity needs up to February 26, 2021 had been satisfied through a capital contribution from the sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the sponsor for $145,000. The outstanding balance on the promissory note from the sponsor was paid in full from the initial public offering proceeds on February 26, 2021. Subsequent to the consummation of the initial public offering, our liquidity needs had been satisfied through the net proceeds from the consummation of the sale of the private placement warrants not held in the trust account. In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans.

On December 14, 2021, we issued the 2021 Note in the principal amount of up to $1,500,000 to our sponsor. The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If we complete a business combination, we will repay the 2021 Note out of the proceeds of the trust account released to us. Otherwise, the 2021 Note will be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the 2021 Note but no proceeds from the trust account will be used to repay the 2021 Note. At the election of the sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of December 31, 2021, there was $1,000,000 outstanding under the 2021 Note.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an initial business combination or one year from this filing. Over this time period, we will be using these funds held outside of the trust account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than deferred underwriting fees of $5,232,500, $1,000,000 outstanding under the 2021 Note and $117,223 of amounts due to our Sponsor at December 31, 2021.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in the final prospectus filed by us with the SEC on February 25, 2021.

Warrants Liability

We evaluated the warrants in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”) and concluded that a provision in the Warrant Agreement, dated January 14, 2021, by and between the Company and Continental, as warrant agent, related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a “derivative” as contemplated in ASC 815-40 and are not eligible for an exception from derivative accounting, the warrants are recorded as derivative liabilities on the Balance Sheets in the accompanying financial statements and measured at fair value at inception (on the date of the initial public offering) and at each reporting date in accordance with ASC Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the accompanying financial statements in the period of change.

Class A Common Stock Subject to Possible Redemption

All of the 14,950,000 shares of Class A commons stock sold as part of the units in the initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC Topic 480, “Distinguishing Liabilities from Equity”. Accordingly, at December 31, 2021 and December 31, 2020, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has two classes of shares, Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the initial public offering and the sale of the private placement warrants to purchase an aggregate of 14,532,500 of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net income (loss) per common share for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Fair Value of Financial Instruments

The Company follows the guidance in ASC Topic 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update Topic 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current USGAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities and activities relating to our initial public offering. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on July 28, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-19 comprising a portion of this Report, which are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers (as defined below), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to a (i) need to restate financial statements to reclassify warrants and (ii) misapplication of accounting guidance for complex financial instruments.

Restatement of Financial Statements to Reclassify Warrants

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC’s recent statement regarding SPAC accounting matters and management’s subsequent re-evaluation of its previously issued financial statement, the Company determined that there were errors in its accounting for its warrants. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. Consequently, our previously issued balance sheet as of January 20, 2021 in our Current Report on Form 8-K filed with the SEC on January 26, 2021 was restated in (i) our Quarterly Report on Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 18, 2021 and (ii) Amendment No. 1 of our Current Report on Form 8-K filed with the SEC on March 9, 2022.

Misapplication of Accounting Guidance for Complex Financial Instruments

The (i) “Controls and Procedures” included in our Quarterly Report on Form 10-Q for the period ended September 30, 2021 as filed with the SEC on November 15, 2021, (ii) the financial statements and other financial data as of and for the three months ended March 31, 2021 and six months ended June 30, 2021 and (iii) the audited balance sheet as of January 20, 2021 regarding the classification of redeemable Class A common stock were restated in Amendment No. 1 of the 2021 Third Quarter 10-Q and Amendment No. 1 of our Current Report on Form 8-K filed with the SEC on March 9, 2022 (the “restatements”), as further described below. The restatements regarding the classification of redeemable Class A common stock constitutes a material weakness in our internal controls over financial reporting. The material weakness was caused by the misapplication of accounting guidance for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with US GAAP.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with US GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with US GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
David Shen	54	Chief Executive Officer, President and Director
Jeffrey Glat	57	Director, Chief Financial Officer, Secretary and Treasurer
Daniel Mintz	60	Director
Gary Bennett	68	Director
Alec Ellison	59	Director
Christine Houston	67	Director
Emmanuel Pitsilis	53	Director
Jacob Robbins	62	Director

The experience of our directors and executive officers is as follows:

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

Daniel Mintz a member of our board of directors since our inception, has more than 30 years of private equity investment and M&A experience in Asia and the U.S. Prior to co-founding Olympus Capital in 1997, Mr. Mintz established and was head of Asia for Morgan Stanley Capital Partners (“MSCP”), the former private equity arm of Morgan Stanley, which managed over $4 billion of private equity capital. Mr. Mintz was a member of the worldwide Investment Committee of MSCP and served as a director on a number of boards of portfolio companies in Asia and the U.S. Mr. Mintz holds an MBA from the Stanford Graduate School of Business Administration and a B.A. degree magna cum laude and Phi Beta Kappa from Brown University. He was a recipient of a Fulbright Fellowship and is a member of the Council on Foreign Relations.

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

Christine Houston, a member of our board of directors since January 2021, is the Founder and Managing Director of Executive Strategies Group International Ltd. (“EGSI”), which she founded in 1998. Ms. Houston specializes in global senior level appointments throughout Asia, Europe and North America, with expertise in financial services and the professional services sector. Prior to forming EGSI, Ms. Houston worked for TASA International (subsequently TMP Search), originally as a Partner in New York and from 1994 on as the Managing Partner of the Hong Kong office, concurrently heading the Financial Services and Technology Practices in Asia, including Japan. Prior to joining TASA in 1990, Ms. Houston was a Partner at Korn Ferry International, where she focused on leading cross-border searches between the US and Asia from 1986 to 1990. Prior to entering the executive search profession, Ms. Houston was a Vice President and Managing Director of J. Walter Thompson — Japan. Her management positions at the corporate level include Director of Marketing for Revlon Japan, and executive positions with the International Division of Avon Products for the Japanese and Latin American markets. During her seven years in Japan, Ms. Houston was a founding member of Foreign Executive Women (FEW) in Japan. Ms. Houston also holds an MBA from Fordham University, and a B.A. in Economics from Hofstra University.

Emmanuel Pitsilis, a member of our board of directors since January 2021, started his career with McKinsey in 1993 and left as a Senior Partner in 2014. During his 21 years with McKinsey, he focused on building the Firm’s presence in Asia Pacific with a focus initially on Southeast Asia and then on North Asia. Mr. Pitsilis built long-lasting and deep relationships with CEOs of leading global and Asian financial services clients and with senior regulators throughout Asia. Mr. Pitsilis also held various leadership and entrepreneurial roles within McKinsey — for example, he led the build-up of McKinsey’s financial services practice in Greater China between 2006 and 2013. Mr. Pitsilis remained a senior advisor to the Firm until February 2021. Between 2014 and early 2021, Mr. Pitsilis co-founded two early stage ventures: Velotrade (a FinTech platform focused on trade-finance) and Zegal (a legaltech platform). He remains an active investor in companies in deep tech, FinTech, and e-commerce with a focus on Asia Pacific. Since April 2021, Mr. Pitsilis has been co-head of Asia Pacific at Partners Capital, a global outsourced investment office with close to USD 50 billion in AUM. Mr. Pitsilis holds an MBA from INSEAD, a Master of Sciences from Ecole Polytechnique and a Master in Engineering from Ecole des Mines de Paris.

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

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee and nominating and corporate governance committee of a listed company each be comprised solely of independent directors. Each committee operates under a charter that complies with Nasdaq rules, has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website at https://www.ocaacquisition.com/.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

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

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, which is available on our website at https://www.ocaacquisition.com/. We filed a copy of our Code of Business Conduct and Ethics and our committee charters as exhibits to the Registration Statement. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 18,687,500 shares of our common stock, consisting of (i) 14,950,000 shares of our Class A common stock and (ii) 3,737,500 shares of our Class B common stock, issued and outstanding as of March 31, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
OCA Acquisition Holdings LLC (3)	--	--	3,737,500	100.0%	20.0%
David Shen (3)	--	--	--	--	--
Jeffrey Glat (3)	--	--	--	--	--
Daniel Mintz (3)	--	--	--	--	--
Alec Ellison (4)	--	--	--	--	--
Gary Bennett (4)	--	--	--	--	--
Christine Houston (4)	--	--	--	--	--
Emmanuel Pitsilis (4)	--	--	--	--	--
Jacob Robbins (4)	--	--	--	--	--
All executive officers and directors as a group (8 individuals)	--	--	3,737,500	100.00%	20.00%
Other 5% Owners	--	--		--
Karpus Investment Management (5)	2,893,731	19.4%	--	--	15.5%
Saba Capital Management, L.P. (6)	795,529	5.4%	--	--	4.3%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o OCA Acquisition Corp., 1345 Avenue of the Americas, 33rd Floor, New York, New York 10022.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in the section of this report entitled “Description of Securities.”

(3)	OCA Acquisition Holdings LLC is the record holder of the shares reported herein. Olympus Capital Asia V, L.P. currently is the majority and managing member of OCA Acquisition Holdings LLC. Messrs. Shen, Glat and Mintz are managing directors of Olympus Capital, the investment adviser to Olympus Capital Asia V, L.P., and each own indirect interests in Olympus Capital Asia V, L.P. As such, each such person may be deemed to have or share beneficial ownership of the Class B Common Stock held directly by OCA Acquisition Holdings LLC. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	OCA Acquisition Holdings LLC is the record holder of the shares reported herein. Each of Messrs. Ellison, Bennett, Pitsilis and Robbins and Ms. Houston own non-managing member interests in OCA Acquisition Holdings LLC and have no power to vote or dispose of our shares owned by OCA Acquisition Holdings LLC. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(5)	According to a Schedule 13G filed with the SEC on June 10, 2021, as amended on February 14, 2022 (the “Schedule 13G”) by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”). Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940 and shares of Class A common stock reported in the Schedule 13G are owned directly by the accounts managed by Karpus. The business address of Karpus is 183 Sully’s Trail, Pittsford, New York 14534.

(6)	According to a Schedule 13G filed with the SEC on May 27, 2021, as amended on February 14, 2022 (i) Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), (ii) Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and (iii) Mr. Boaz R. Weinstein (together, the “Reporting Persons”). The funds and accounts advised by Saba Capital have the right to receive the dividends from and proceeds of sales from the common stock. The business address of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. These loans were non-interest bearing, unsecured and were due at the earlier of March 31, 2021, or the closing of our initial public offering. As of January 15, 2021, the outstanding balance of such loans was $152,251. The loan was repaid upon the closing of our initial offering out of the estimated $825,000 of offering proceeds that has been allocated to the payment of offering expenses (other than underwriting commissions).

If we anticipate that we may not be able to consummate our initial business combination by July 20, 2022, and subject to our sponsor depositing additional funds into the trust account as set out below, our time to consummate a business combination shall be extended for an additional six months, for a total of up to 24 months to complete a business combination. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement between us and Continental, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the trust account $747,500 ($0.05 per unit), on or prior to the date of the deadline. Any such payment would be made in the form of a non-interest bearing loan, which we would repay upon consummation of our initial business combination either out of the proceeds of the trust account released to us, or, at the lender’s discretion, convert all or a portion of such loan amounts into warrants at a price of $1.00 per warrant. These warrants would be identical to the private placement warrants. If we do not complete a business combination, we may repay such loans solely from assets not held in the trust account, if any. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans in the event that we do not complete a business combination.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. The 2021 Note with a balance of $1,000,000 outstanding at December 31, 2021 (see discussion below) was issued under the working capital loan arrangement.

On December 14, 2021, we issued the 2021 Note, a promissory note in the principal amount of up to $1,500,000 to our sponsor. The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If we complete a business combination, we will repay the 2021 Note out of the proceeds of the trust account released to us. Otherwise, the 2021 Note will be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the 2021 Note but no proceeds from the trust account will be used to repay the 2021 Note. At the election of the sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of December 31, 2021, there was $1,000,000 outstanding under the 2021 Note.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of each of Messrs. Bennett, Ellison, Pitsilis and Robbins and Ms. Houston is an “independent director” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, audit services in connection with our initial public offering and other required filings with the SEC for the years ended December 31, 2021 and December 31, 2020 totaled approximately $104,030 and $65,920, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2021 and December 31, 2020 we did not pay Withum any audit-related fees.

Tax Fees. We paid Withum $4,120 for tax services, planning or advice for the years ended December 31, 2021 and December 31, 2020.

All Other Fees. We did not pay Withum for any other services for the years ended December 31, 2021 and December 31, 2020.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

OCA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of OCA Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of OCA Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and period from July 28, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 28, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 20, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 31, 2022

PCAOB ID Number 100

OCA ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current Assets:
Cash	$194,034	$34
Prepaid expenses	63,613	—
Total current assets	257,647	34
Deferred offering costs	—	175,378
Investments held in trust account	151,775,132	—
Total Assets	$152,032,779	$175,412

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued expenses	$391,496	$10,233
Due to related party	117,223	—
Promissory note – related party	1,000,000	141,451
Total current liabilities	1,508,719	151,684
Deferred underwriting fee	5,232,500	—
Warrant liability	6,982,658	—
Total liabilities	13,723,877	151,684

Commitments and Contingencies
Class A common stock subject to possible redemption, 14,950,000 and no shares issued and outstanding at redemption value of $10.15 at December 31, 2021 and December 31, 2020, respectively	151,742,500	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 14,950,000 and no shares subject to possible redemption) at December 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,737,500 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	374	374
Additional paid-in capital	—	24,626
Accumulated deficit	(13,433,972)	(1,272)
Total Stockholders’ Equity (Deficit)	(13,433,598)	23,728
Total Liabilities and Stockholders’ Equity (Deficit)	$152,032,779	$175,412

The accompanying notes are an integral part of these financial statements.

OCA ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For The Period from July 28, 2020 (Inception) to December 31, 2020

Formation and operating costs	$2,556,567	$1,272
Loss from operations	(2,556,567)	(1,272)

Other income (expense):
Interest earned on investments held in Trust Account	32,632	—
Offering costs allocated to warrants	(438,287)	—
Change in fair value of warrant liability	7,549,843	—
Total other income	7,144,188	—

Net income (loss)	$4,587,621	$(1,272)

Weighted average shares outstanding of Class A common stock	14,130,822	—
Basic and diluted net income per share, Class A common stock	$0.26	$—
Weighted average shares outstanding of Class B common stock	3,737,500	3,250,000
Basic and diluted net income (loss) per share, Class B common stock	$0.26	$(0.00)

The accompanying notes are an integral part of these financial statements

OCA ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2021

And THE period from July 28, 2020 (inception) through December 31, 2020

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of July 28, 2020 (Inception)	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	3,737,500	374	24,626	—	25,000

Net Loss	—	—	—	(1,272)	(1,272)
Balance as of December 31, 2020	3,737,500	$374	$24,626	$(1,272)	$23,728
Accretion of Class A common stock subject to redemption	—	—	(24,626)	(18,020,321)	(18,044,947)
Net Income	—	—	—	4,587,621	4,587,621
Balance as of December 31, 2021	3,737,500	$374	$—	$(13,433,972)	$(13,433,598)

The accompanying notes are an integral part of these financial statements.

OCA ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period from July 28, 2020 (Inception) through December 31, 2020
Cash flows from operating activities:
Net income (loss)	$4,587,621	$(1,272)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(32,632)	—
Offering costs allocated to warrants	438,287	—
Change in fair value of warrant liability	(7,549,843)	—
Offering costs allocated to warrants	—	448
Changes in operating assets and liabilities:
Prepaid expense	(63,613)	—
Accrued expenses	321,049	—
Due to related party	117,223	—
Net cash used in operating activities	(2,181,908)	(824)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(151,742,500)	—
Net cash used in investing activities	(151,742,500)	—

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	—	25,000
Proceeds from sale of Units, net of underwriting discount	146,510,000	—
Proceeds from issuance of Private Placement Warrants	7,057,500	—
Proceeds from promissory note – related party	1,010,800	141,451
Repayment of promissory note – related party	(152,251)	—
Payment of offering costs	(307,641)	(165,593)
Net cash provided by financing activities	154,118,408	858
Net change in cash	194,000	34
Cash, beginning of period	34	—
Cash, end of the period	$194,034	$34

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs and expenses	$—	$9,785
Deferred underwriting commissions payable charged to additional paid in capital	$5,232,500	$—

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and the IPO (as defined and described below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 14, 2021 (the “Registration Statement”). The Company’s sponsor is OCA Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”). On January 20, 2021, the Company consummated an initial public offering of 14,950,000 units at $10.00 per unit (the “Units”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 1,950,000 Units, at $10.00 per Unit, generating gross proceeds of $149,500,000, which is discussed in Note 3 (the “IPO”).

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,057,500 private placement warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, pursuant to a warrant purchase agreement with the Sponsor, generating gross proceeds of $7,057,500, which is discussed in Note 4 (the “Private Placement”).

Transaction costs of the IPO amounted to $8,765,734 consisting of $2,990,000 of underwriting fee, $5,232,500 of deferred underwriting fee, and $543,234 of other offering costs.

Following the closing of the IPO on January 20, 2021, $151,742,500 (approximately $10.15 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in  a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from this offering and the sale of the private placement warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 18 months (or up to 24 months if the Company extends the period of time) from the closing of this offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.15 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The shares of Common Stock (as defined in Note 2) subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 18 months from January 20, 2021, (or up to 24 months if the Company extends the period of time) the closing of the IPO to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in the Registration Statement, and then seek to dissolve and liquidate.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares (as defined in Note 5) and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period.

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

Liquidity and Going Concern Consideration

As of December 31, 2021, the Company had $194,304 in cash and working capital deficit of $1,251,072, which would be reduced by expenses incurred working on a Business Combination after the balance sheet date.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 20, 2022 (or January 20, 2023, if extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 20, 2022 (or, if extended, January 20, 2023). The Company intends to complete a Business Combination before the mandatory liquidation date.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

 Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and December 31, 2021, the Company did not have any cash equivalents.

Investments in Trust Account

At December 31, 2021, the investment in the Trust Account was held in marketable securities which are reported at fair market value. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on investment held in Trust Account. The estimated fair values of the investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Warrants

The Company evaluated the Warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”), and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO.  Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, and presented as non-operating expenses in the statements of operations.  Offering costs associated with the Class A Common Stock (as defined below) were charged to temporary equity upon the completion of the IPO.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Class A Common Stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity (deficit). The Company’s Class A Common Stock contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 14,950,000 shares of Class A Common Stock subject to possible redemption are presented as, at redemption value, as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. On December 31, 2021, the Company recorded an accretion of $18,044,947, which is in accumulated deficit.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of January 20, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. At December 31, 2021, the change in the Company’s deferred tax benefit was $601,427 and a valuation allowance of $501,540 (See Note 9). The provision for income taxes was deemed to be de minimus for the period from July 28, 2020 (inception) through December 31, 2020.

The Company has identified the United States as its only “major” tax jurisdiction.

Net Income Per Common Share

The Company has two classes of common stock, Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and Class B common stock, par value $0.0001 per share (“Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”). Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,532,500 of the Company’s Class A Common Stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net income (loss) per common share for the period. Accretion associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

Reconciliation of Net Income per Common Share

The Company’s statement of operations includes a presentation of income per share for Common Stock subject to redemption in a manner similar to the two-class method of income per share. Accordingly, basic and diluted income per common share of Class A Common Stock and Class B Common Stock is calculated as follows:

	For the Year Ended December 31 2021	For the Period from July 28, 2020 (Inception) through December 31, 2020
Net Income per share for Class A Common Stock:
Net income (loss)	$4,587,621	$(1,272)
Less: Allocation of income (loss) to Class B Common Stock	959,588	(1,272)
Adjusted net income (loss)	$3,628,033	$-

Weighted average shares outstanding of Class A Common Stock	14,130,822	-
Basic and diluted net income per share, Class A Common Stock	$0.26	$-

Net Income per share for Class B Common Stock:
Net income (loss)	$4,587,621	$(1,272)
Less: Allocation of income (loss) to Class A Common Stock	3,628.033	-
Adjusted net income (loss)	$959,588	$(1,272)

Basic and diluted weighted average shares outstanding of Class B Common Stock	3,737,500	3,250,000
Basic net income (loss) per share, Class B Common Stock	$0.26	$(0.00)

Fair Value of Financial Instruments

The Company follows the guidance in ASC Topic 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

Current assets and liabilities approximate fair market value. See Note 8 for additional information on assets and liabilities measured at fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU Topic 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

In addition, if (x) the Company issues additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Company’s Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price (as further described below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Each Private Placement Warrant was identical to the Public Warrants sold in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A Common Stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, and (iii) may be exercised by the holders on a cashless basis. The Company’s Sponsor has agreed to (i) waive its redemption rights with respect to its founder shares and public shares in connection with the completion of the Company’s initial Business Combination, (ii) waive its redemption rights with respect to its founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination by July 20, 2022 (or up to 24 months if the Company extends the period of time) from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if the Company fails to complete its initial Business Combination by July 20, 2022 (or up to 24 months if the Company extends the period of time). In addition, the Company’s Sponsor has agreed to vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of the Company’s initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

During August 2020, the Company issued 5,031,250 shares of Common Stock to the Sponsor for $25,000 in cash, or approximately $0.005 per share, in connection with formation (the “founder shares”). On December 21, 2020, the Sponsor surrendered an aggregate of 1,293,750 shares of Class B Common Stock for no consideration, which were cancelled, resulting in an aggregate of 3,737,500 shares of Class B Common Stock outstanding including up to 487,500 shares which were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part. As a result of the underwriters’ election to fully exercise of their over-allotment option on January 20, 2021, the 487,500 shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

On July 28, 2020, the Company issued an unsecured promissory note to the Sponsor for an aggregate of up to $300,000 to cover expenses related to the IPO (the “2020 Note”). The 2020 Note was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the IPO. At December 31, 2020, the Company had drawn $141,451 under the 2020 Note. During the period from January 1, 2021 to January 18, 2021, the Company had additional borrowings of $10,800 under the 2020 Note. On January 20, 2021, the Company paid the full $152,251 balance on the 2020 Note from the proceeds of the IPO, and the 2020 Note is no longer available to be drawn upon.

On December 14, 2021, the Company issued a promissory note in the principal amount of up to $1,500,000 to the Sponsor (the “2021 Note”). The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If the Company completes a Business Combination, we will repay the 2021 Note out of the proceeds of the trust account released to us. Otherwise, the 2021 Note will be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the 2021 Note but no proceeds from the trust account will be used to repay the 2021 Note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of December 31, 2021, there was $1,000,000 outstanding under the 2021 Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $1.50 per unit at the option of the lender, upon consummation of the Company’s Initial Business Combination. The units would be identical to the Private Placement Warrants. The 2021 Note with a balance of $1,000,000 outstanding at December 31, 2021 (see discussion above under “Promissory Note – Related Party”) was issued under the Working Capital Loan arrangement.

Related Party Extension Loans

The Company will have until July 20, 2022 to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination by July 20, 2022, the Company may, by resolution of its board if requested by the Sponsor, extend the period of time to consummate a Business Combination by an additional six months (for a total of up to 24 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account. The Company’s stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate its initial Business Combination to be extended, the Company’s Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $747,500 ($0.05 per Unit) on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest-bearing loan. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. If the Company is unable to consummate an initial Business Combination within such time period, it will redeem 100% of its issued and outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law, and then seek to dissolve and liquidate.

Administrative Service Fee

Effective January 20, 2021, the Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the year ended December 31, 2021, the Company incurred $172,500 in administrative service fees. At December 31, 2021, the Company owed the affiliate $30,000 for amounts under this administrative support services agreement.

As of December 31, 2021, the Company owed the affiliate $87,223 ($117,223 in total, including the amount owed under the administrative support services agreement) for expenses paid on behalf of the Company.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue a total of 100,000,000 Class A Common Stock at par value of $0.0001 each. At December 31, 2021 and December 31, 2020, there were 14,950,000 and 0 shares issued and outstanding, including 14,950,000 and no shares subject to possible redemption, respectively.

Class B Common Stock

The Company is authorized to issue a total of 10,000,000 Class B Common Stock at par value of $0.0001 each. At December 31, 2021 and December 31, 2020, there were 3,737,500 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There were no assets and liabilities measured at fair value on a recurring basis as of December 31, 2020.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$151,775,132	$151,775,132	$-	$-
	$151,775,132	$151,775,132	$-	$-
Liabilities:
Public Warrants Liability	$3,588,000	$3,588,000	$-	$-
Private Placement Warrants Liability	3,394,658	-	-	3,394,658
	$6,982,658	$3,558,000	$-	$3,394,658

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statements of Operations.

The Company established the initial fair value of the Public Warrants on January 20, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of December 31, 2021 by using the associated trading price of the Public Warrants. The Company established the initial fair value of the Private Placement Warrants on January 20, 2021 and on December 31, 2021 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The most significant unobservable input was the volatility. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The Public Warrants were subsequently transferred out of Level 3 and classified as Level 1 as the subsequent valuation was based upon the trading price of the Public Warrants. The Private Placement Warrants were classified as Level 3 due to the use of unobservable inputs.

The following table presents the changes in the fair value of Level 3 warrant liabilities for the year ended December 31, 2021:

Level 3 Warrant Liabilities
Fair Value as of December 31, 2020	$-
Initial measurement on January 20, 2021	15,026,525
Change in valuation as of December 31, 2021	(6,474,118)
Transfer of Public Warrants to Level 1	(5,157,749)
Fair Value as of December 31, 2021	$3,394,658

The key inputs into the Modified Black Scholes calculation as of December 31, 2021 were as follows:

December 31, 2021
Inputs
Risk-free interest rate	1.31%
Expected term (years)	5.50
Expected volatility	8.46%
Exercise price	$11.50
Stock price	$9.92

Note 9 —Income Tax

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset
Organizational costs/Start-up costs	$537,146	$-
Federal net operating loss	85,187	-
Total deferred tax asset	622,334	-
Valuation allowance	(622,334)
Deferred tax asset, net of allowance	$-	$-

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$-	$-
Deferred	622,334	-
State
Current
Deferred	-	-
Change in valuation allowance	(622,334)	-
Income tax provision	$-	$-

The Company had no net operating loss carryforward as of December 31, 2021 and 2020.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and the period from July 28, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $622,334 and $0, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	-
Permanent book/tax differences	-34.56%
Change in valuation allowance	13.56
Income tax provision	-

The permanent book/tax differences relate to unrealized gains on warrant liability valuation change of $7,549,843. The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In February 2022, the Russian Federation and Belarus commenced an invasion of the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 14, 2021, by and among the Company, Stifel, Nicolaus & Company, Incorporated and Nomura Securities International, Inc., as representatives of the several underwriters. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Bylaws. (1)
4.1	Warrant Agreement, dated January 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.2	Specimen Unit Certificate. (2)
4.3	Specimen Class A Common Stock Certificate. (2)
4.4	Specimen Warrant Certificate. (2)
4.5	Description of Registered Securities. (4)
10.1	Letter Agreement, dated January 14, 2021, by and among the Company, its officers and directors and the Sponsor. (3)
10.2	Investment Management Trust Agreement, dated January 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Registration and Stockholder Rights Agreement, dated January 14, 2021, by and between the Company and certain security holders. (3)
10.4	Administrative Support Agreement, dated January 14, 2021, by and between the Company and Olympus Capital Holdings Asia, LLC. (3)
10.5	Warrant Purchase Agreement, dated January 14, 2021, by and between the Company and the Sponsor. (3)
10.6	Founder Shares Subscription Agreement, dated July 28, 2020, between the Registrant and OCA Acquisition Holdings LLC. (1)
10.7	Form of Indemnity Agreement. (2)
10.8	Promissory Note issued in favor of OCA Acquisition Holdings LLC, dated July 28, 2020. (1)
10.9	Promissory Note issued in favor of OCA Acquisition Holdings LLC, dated December 14, 2021. (5)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on December 23, 2020 (File No. 333-251617).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 11, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2021.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on April 8, 2021.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2021.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	OCA Acquisition Corp.

	By:	/s/ David Shen
	Name:	David Shen
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David Shen	Chief Executive Officer and President	March 31, 2022
David Shen	(Principal Executive Officer)

/s/ Jeffrey Glat	Chief Financial Officer, Secretary and Treasurer	March 31, 2022
Jeffrey Glat	(Principal Financial and Accounting Officer)

/s/ Daniel Mintz	Director	March 31, 2022
Daniel Mintz

/s/ Gary Bennett	Director	March 31, 2022
Gary Bennett

/s/ Alec Ellison	Director	March 31, 2022
Alec Ellison

/s/ Christine Houston	Director	March 31, 2022
Christine Houston

/s/ Emmanuel Pitsilis	Director	March 31, 2022
Emmanuel Pitsilis

/s/ Jacob Robbins	Director	March 31, 2022
Jacob Robbins