Form 10-Q
period 2022-03-31
OCA Acquisition Corp.
filed 2022-05-13
CIK 1820175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 14,950,000 shares of Class A common stock, par value $0.0001 per share, and 3,737,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

OCA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

Item 1. Financial Statements

OCA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current Assets:
Cash	$723	$194,034
Prepaid expenses	84,368	63,613
Total current assets	85,091	257,647
Marketable securities held in trust account	151,790,416	151,775,132
Total Assets	$151,875,507	$152,032,779

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$264,009	$391,496
Due to related party	503,186	117,223
Promissory note – related party	1,000,000	1,000,000
Total current liabilities	1,767,195	1,508,719
Deferred underwriting fee	5,232,500	5,232,500
Warrant liability	2,325,200	6,982,658
Total liabilities	9,324,895	13,732,877

Commitments
Class A common stock subject to possible redemption, 14,950,000 shares issued and outstanding at redemption value of $10.15 at March 31, 2022 and December 31, 2021, respectively	151,742,500	151,742,500

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 14,950,000 and no shares subject to possible redemption) at March 31, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,737,500 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	374	374
Additional paid-in capital	—	—
Accumulated deficit	(9,192,262)	(13,433,972)
Total stockholders’ deficit	(9,191,888)	(13,433,598)
Total Liabilities and Stockholders’ Deficit	$151,875,507	$152,032,779

The accompanying notes are an integral part of these financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Formation and operating costs	$431,032	$298,161
Loss from operations	(431,032)	(298,161)

Other income (expense):
Interest earned on marketable securities held in Trust Account	15,284	18,335
Offering costs allocated to warrants	—	(438,287)
Change in fair value of warrant liability	4,657,458	3,683,625
Total other income	4,672,742	3,263,673

Net income	$4,241,710	$2,965,512

Weighted average shares outstanding of Class A common stock	14,950,000	14,950,000
Basic and diluted net income per share, Class A common stock	$0.23	$—
Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500
Basic and diluted net income per share, Class B common stock	$0.23	$0.79

The accompanying notes are an integral part of these financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022
(UNAUDITED)

	Class B		Additional		Total
	Common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance as of January 1, 2022	3,737,500	$374	$—	$(13,433,972)	$(13,433,598)
Net income	—	—	—	4,241,710	4,241,710
Balance as of March 31, 2022 (unaudited)	3,737,500	$374	—	$(9,192,262)	$(9,191,888)

The accompanying notes are an integral part of these financial statements.

 OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class B		Additional		Total
	Common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	(Deficit)
Balance as of January 1, 2021	3,737,500	$374	$24,626	$(1,272)	$23,728
Accretion of Class A common stock subject to redemption	—	—	(24,626)	(18,020,321)	(18,044,947)
Net income	—	—	—	2,965,512	2,965,512
Balance as of March 31, 2021 (unaudited)	3,737,500	$374	—	$(15,056,081)	$(15,055,707)

The accompanying notes are an integral part of these financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash flows from operating activities:
Net income	$4,241,710	$2,965,512
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(15,284)	(18,335)
Offering costs allocated to warrants	—	438,287
Change in fair value of warrant liability	(4,657,458)	(3,683,625)
Changes in operating assets and liabilities:
Prepaid expense	(20,755)	(219,171)
Accrued expenses	(127,487)	75,203
Due to related party	385,963	131,886
Net cash used in operating activities	(193,311)	(310,243)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(151,742,500)
Net cash used in investing activities	—	(151,742,500)

Cash Flows from Financing Activities:
Proceeds from issuance of Units, net of underwriting discount	—	146,510,000
Proceeds from issuance of Private Placement Warrants	—	7,057,500
Proceeds from promissory note – related party	—	10,800
Repayment of promissory note – related party	—	(152,251)
Payment of offering costs	—	(307,640)
Net cash provided by financing activities	—	153,118,409
Net change in cash	(193,311)	1,065,666
Cash, beginning of period	194,034	34
Cash, end of the period	$723	$1,065,700

Supplemental disclosure of cash flow information:
Initial classification of warrant liability	$—	$15,026,525
Deferred underwriters’ discount payable charged to additional paid-in-capital	$—	$5,232,500

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the IPO (as defined and described below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Liquidity and Going Concern Consideration

As of March 31, 2022 and December 31, 2021, the Company had $723 and $194,304 in cash, respectively, and working capital deficit of $1,682,104 and $1,251,072, respectively, which would be reduced by expenses incurred working on a Business Combination after the balance sheet dates.

During the three months ended March 31, 2022, the Company satisfied its liquidity needs primarily through funding by its Sponsor. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, the investment in the Trust Account was held in marketable securities which are reported at fair market value. The Company’s portfolio of marketable securities held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on investment held in Trust Account. The estimated fair values of the marketable securities held in the Trust Account are determined using available market information.

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

Warrant Liabilities

The Company evaluated the Warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”) and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Class A Common Stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity (deficit). The Company’s Class A Common Stock contain certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 14,950,000 shares of Class A Common Stock subject to possible redemption are presented as, at redemption value, as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of March 31, 2022 and December 31, 2021, the Company recorded an accretion of $18,044,947, which is in accumulated deficit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of January 20, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. During the three months ended March 31, 2022, the change in the Company’s deferred tax benefit was $87,307. At March 31, 2022, the Company’s deferred tax asset and the related valuation allowance was $709,641.  At December 31, 2021, the change in the Company’s deferred tax benefit was $622,334 and a valuation allowance of $622,334. The Company has identified the United States as its only “major” tax jurisdiction.

Net Income Per Common Share

The Company has two classes of common stock, Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and Class B common stock, par value $0.0001 per share (“Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”). Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,532,500 of the Company’s Class A Common Stock in the calculation of diluted income per share for the three months ended March 31, 2022 and March 31, 2021, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net income per common share for the period. Accretion associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

Reconciliation of Net Income per Common Share

The Company’s condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Accordingly, basic and diluted income per common share of Class A common stock and Class B common stock is calculated as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net Income per share for Class A common stock:
Net income	$4,241,710	$18,335
Less: Allocation of income to Class B common stock	(848,342)	(741)
Adjusted net income	$3,393,368	$17,594

Weighted average shares outstanding of Class A common stock	14,950,000	14,950,000
Basic and diluted net income per share, Class A common stock	$0.23	$(0.00)

Net Income per share for Class B common stock:
Net income	$4,241,710	$2,965,512
Less: Allocation of income to Class A common stock	(3,393,368)	(17,594)
Adjusted net income	$848,342	$2,947,918

Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500
Basic and diluted net income per share, Class B common stock	$0.23	$0.79

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

Recent Accounting Pronouncements

The FASB issued final guidance that amends ASC 815 and other topics to expand and clarify the use of what is now called the portfolio layer method for fair value hedges of interest rate risk. The amendments address stakeholder concerns about the application of this method, which was called the last-of-layer method when it was introduced in ASU 2017-12. This method was intended to reduce complexity when applying fair value hedge accounting to portfolios of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments; but stakeholders noted that limiting hedge accounting to a single layer of a closed portfolio was inconsistent with entities’ risk management objectives and decreased the model’s usefulness. Stakeholders also said that nonprepayable financial assets should be eligible to be included in the closed portfolio being hedged and that more guidance on how to account for the fair value hedge basis adjustment associated with existing last-of-layer hedges was needed. Stakeholders also said that nonprepayable financial assets should be eligible to be included in the closed portfolio being hedged and that more guidance on how to account for the fair value hedge basis adjustment associated with existing last-of-layer hedges was needed. This guidance is effective for fiscal years beginning after December 15, 2023. The Company has not adopted this guidance as of March 31, 2022.

The FASB issued final guidance1 amending Accounting Standards Codification (ASC) 310 to eliminate the recognition and measurement guidance for a troubled debt restructuring (TDR) for creditors that have adopted the new credit losses guidance in ASC 326. The guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. The FASB issued the guidance in response to stakeholder feedback as part of the postimplementation review of its new credit losses standard. Stakeholders said the TDR accounting guidance was no longer relevant because under ASC 326 entities account for full lifetime expected credit losses. They also raised questions about whether entities need to present gross write-offs and gross recoveries in vintage disclosures, since the guidance doesn’t specifically address this point, but the disclosures are included in an example. Financial statement users told the FASB that information about gross write-offs is valuable. For entities that have adopted the guidance in ASC 326, the amendments are effective for fiscal years beginning after December 15, 2022, and interim periods therein. The Company has not adopted this guidance as of March 31, 2022.

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

On December 14, 2021, the Company issued a promissory note in the principal amount of up to $1,500,000 to the Sponsor (the “2021 Note”). The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If the Company completes a Business Combination, we will repay the 2021 Note out of the proceeds of the trust account released to us. Otherwise, the 2021 Note will be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the 2021 Note but no proceeds from the trust account will be used to repay the 2021 Note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of March 31, 2022 and December 31, 2021, there was $1,000,000 outstanding under the 2021 Note.

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

Administrative Service Fee

Effective January 20, 2021, the Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the three months ended March 31, 2022 and March 31, 2021, the Company incurred $45,000 and $45,000, respectively, in administrative service fees. At March 31, 2022 and December 31, 2021, the Company owed the Sponsor $15,000 and $30,000, respectively, for amounts under this administrative support services agreement. This amount has been recorded in due to related party

For the three months ended March 31, 2022 and March 31, 2021, the Company incurred an additional $19,600 and $0, respectively, for shared service expenses from the Sponsor primarily relating to legal services. The Company paid the Sponsor for the shared services and has a $0 balance at March 31, 2022.

Advances from Sponsor

At March 31, 2022 the Company has recorded a total of $488,186 in due to related party for advances from the Sponsor ($401,300) to cover expenses and $86,886 for expenses the Sponsor directly paid on behalf of the Company. At December 31, 2021, the Company owed the affiliate $87,223 for expenses it paid on behalf of the Company. The advances from the Sponsor are recorded in due to related party.

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue a total of 100,000,000 Class A Common Stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 14,950,000 shares issued and outstanding, including 14,950,000 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B Common Stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 3,737,500 shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	$151,790,416	$151,790,416	$—	$—
	$151,790,416	$151,790,416	$—	$—
Liabilities:
Public Warrants Liability	$1,196,000	$1,196,000	$—	$—
Private Placement Warrants Liability	1,129,200	—	—	1,129,200
	$2,325,200	$1,196,000	$—	$1,129,200

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	$151,775,132	$151,775,132	$—	$—
	$151,775,132	$151,775,132	$—	$—

Liabilities:
Public Warrants Liability	$3,588,000	$3,588,000	$—	$—
Private Placement Warrants Liability	3,394,658	—	—	3,394,658
	$6,982,658	$3,558,000	$—	$3,394,658

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statements of Operations.

The Company established the initial fair value of the Public Warrants on January 20, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of March 31, 2022 and December 31, 2021 by using the associated trading price of the Public Warrants. The Company established the initial fair value of the Private Placement Warrants on January 20, 2021 and on March 31, 2022 and December 31, 2021 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The most significant unobservable input was the volatility. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The Public Warrants were subsequently transferred out of Level 3 and classified as Level 1, as of December 31, 2021, as the subsequent valuation was based upon the trading price of the Public Warrants. The Private Placement Warrants were classified as Level 3 at March 31, 2022 and December 31, 2021 due to the use of unobservable inputs.

There were no transfers to/from Level 1, 2, or 3 during the three months ended March 31, 2022. The following table presents the changes in the fair value of Level 3 warrant liabilities for the year ended December 31, 2021:

Level 3 Warrant Liabilities
Fair Value as of December 31, 2020	$-
Initial measurement on January 20, 2021	15,026,525
Change in valuation as of December 31, 2021	(6,474,118)
Transfer of Public Warrants to Level 1	(5,157,750)
Fair Value as of December 31, 2021	$3,394,658

The key inputs into the Modified Black Scholes calculation as of March 31, 2022 and December 31, 2021were as follows:

	March 31, 2022	December 31, 2021
Inputs
Risk-free interest rate	2.41%	1.31%
Expected term (years)	5.76	5.50
Expected volatility	1.53%	8.46%
Exercise price	$11.50	$11.50
Stock price	$10.05	$9.92

Note 9 —Income Tax

The Company’s net deferred tax assets are as follows:

	March 31, 2022	December 31, 2021
Deferred tax asset
Organizational costs/Start-up costs	$617,042	$537,146
Federal net operating loss	92,599	85,187
Total deferred tax asset	709,641	622,334
Valuation allowance	(709,641)	(622,334)
Deferred tax asset, net of allowance	$-	$-

The income tax provision consists of the following:

	March 31, 2022	March 31, 2021
Federal
Current	$-	$-
Deferred	709,641	-
State
Current	-
Deferred	-	-
Change in valuation allowance	(709,641)	-
Income tax provision	$-	$-

The Company’s net no net operating loss carryforward at March 31, 2022 and of December 31, 2021 was $35,291 and $0, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. During the three months ended March 31, 2022, the change in the Company’s deferred tax benefit was $87,307. At March 31, 2022, the Company’s deferred tax asset and the related valuation allowance was $709,641.  At December 31, 2021, the change in the Company’s deferred tax benefit was $622,334 and a valuation allowance of $622,334.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022	December 31, 2022
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	-	-
Permanent book/tax differences	(23.06)%	(34.56)%
Change in valuation allowance	16.73%	13.57%
Other	(14.67)%	(0.01)%
Income tax provision	-	-

The permanent book/tax differences relate to unrealized gains on warrant liability valuation change of $4,657,457 and $7,549,843 at March 31, 2022 and December 31, 2021, respectively. The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to OCA Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report  includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations

For the three months ended March 31, 2022, we had a net income of approximately $4.2 million which included a gain from the change in fair value of warrant liabilities of $4.7 million and interest earned on trust account of $0.02 million, offset by loss from operations of approximately $0.4 million.

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

Our business activities from inception to March 31, 2022 consisted primarily of our formation and completing our initial public offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an initial business combination.

Liquidity and Going Concern

As of March 31, 2022 and December 31, 2021, we had $723 and $194,034 in our operating bank account, respectively, and working capital deficit of $1,682,104 and $1,251,072, respectively.

The Company’s liquidity needs up to our Initial Public Offering had been satisfied through a capital contribution from the sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the sponsor for $145,000. The outstanding balance on the promissory note from the sponsor was paid in full from the initial public offering proceeds on February 26, 2021. Subsequent to the consummation of the initial public offering, our liquidity needs had been satisfied through the net proceeds from the consummation of the sale of the private placement warrants not held in the trust account and advances from our Sponsor. In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans.

On December 14, 2021, we issued the 2021 Note in the principal amount of up to $1,500,000 to our sponsor. The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If we complete a business combination, we will repay the 2021 Note out of the proceeds of the trust account released to us. Otherwise, the 2021 Note will be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the 2021 Note but no proceeds from the trust account will be used to repay the 2021 Note. At the election of the sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of March 31, 2022 and December 31, 2021, there was $1,000,000 outstanding under the 2021 Note.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 20, 2022 (or January 20, 2023, if extended) to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 20, 2022 (or, if extended, January 20, 2023). The Company intends to complete an initial business combination before the mandatory liquidation date.

Contractual Obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than deferred underwriting fees of $5,232,500, $1,000,000 outstanding under the 2021 Note and $503,186 of amounts due to our Sponsor at March 31, 2022.

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

Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in our Annual Report Form 10-K files with the SEC on March 31, 2022.

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

Class A Common Stock Subject to Possible Redemption

All of the 14,950,000 shares of Class A commons stock sold as part of the units in the initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC Topic 480, “Distinguishing Liabilities from Equity”. Accordingly, at March 31, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

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

Recent Accounting Pronouncements

The FASB issued final guidance that amends ASC 815 and other topics to expand and clarify the use of what is now called the portfolio layer method for fair value hedges of interest rate risk. The amendments address stakeholder concerns about the application of this method, which was called the last-of-layer method when it was introduced in ASU 2017-12. This method was intended to reduce complexity when applying fair value hedge accounting to portfolios of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments; but stakeholders noted that limiting hedge accounting to a single layer of a closed portfolio was inconsistent with entities’ risk management objectives and decreased the model’s usefulness. Stakeholders also said that nonprepayable financial assets should be eligible to be included in the closed portfolio being hedged and that more guidance on how to account for the fair value hedge basis adjustment associated with existing last-of-layer hedges was needed. Stakeholders also said that nonprepayable financial assets should be eligible to be included in the closed portfolio being hedged and that more guidance on how to account for the fair value hedge basis adjustment associated with existing last-of-layer hedges was needed. This guidance is effective for fiscal years beginning after December 15, 2023. The Company has not adopted this guidance as of March 31, 2022.

The FASB issued final guidance1 amending ASC 310 to eliminate the recognition and measurement guidance for a troubled debt restructuring (TDR) for creditors that have adopted the new credit losses guidance in ASC 326. The guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. The FASB issued the guidance in response to stakeholder feedback as part of the postimplementation review of its new credit losses standard. Stakeholders said the TDR accounting guidance was no longer relevant because under ASC 326 entities account for full lifetime expected credit losses. They also raised questions about whether entities need to present gross write-offs and gross recoveries in vintage disclosures, since the guidance doesn’t specifically address this point, but the disclosures are included in an example. Financial statement users told the FASB that information about gross write-offs is valuable. For entities that have adopted the guidance in ASC 326, the amendments are effective for fiscal years beginning after 15 December 2022, and interim periods therein. The Company has not adopted this guidance as of March 31, 2022.

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

Off-Balance Sheet Arrangements

As of March 31, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our co-chief executive officers and chief financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed consolidated financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Registration Statement and our Quarterly Report on Form 10-Q for the period ended September 30, 2021, as amended. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Co-Chief Executive Officers (Chief Executive Officer and President) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Chief Financial Officer and Director) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Chief Executive Officers (Chief Executive Officer and President) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Chief Financial Officer and Director) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCA ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ David Shen
	Name:	David Shen
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Jeffrey Glat
	Name:	Jeffrey Glat
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)