Form 10-Q
period 2022-06-30
OCA Acquisition Corp.
filed 2022-08-15
CIK 1820175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 14,950,000 shares of Class A common stock, par value $0.0001 per share, and 3,737,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

OCA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OCA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current Assets:
Cash	$178	$194,034
Prepaid expenses	46,216	63,613
Total current assets	46,394	257,647

Marketable securities held in trust account	151,995,363	151,775,132
Total Assets	$152,041,757	$152,032,779

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$182,401	$391,496
Due to related party	238,886	117,223
Promissory note – related party	1,500,000	1,000,000
Income tax payable	9,033
Total current liabilities	1,930,320	1,508,719

Deferred underwriting fee	5,232,500	5,232,500
Warrant liability	726,625	6,982,658
Total liabilities	7,889,445	13,723,877

Commitments
Class A common stock subject to possible redemption, 14,950,000 shares issued and outstanding at redemption value of $10.15 at June 30, 2022 and December 31, 2021	151,742,500	151,742,500

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 14,950,000 and no shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,737,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	374	374
Additional paid-in capital	—	—
Accumulated deficit	(7,590,562)	(13,433,972)
Total stockholders’ deficit	(7,590,188)	(13,433,598)
Total Liabilities and Stockholders’ Deficit	$152,041,757	$152,032,779

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Formation and operating costs	$192,789	$350,694	$623,821	$648,855
Loss from operations	(192,789)	(350,694)	(623,821)	(648,855)

Other income (expense):
Interest earned on marketable securities held in Trust Account	204,947	9,137	220,231	27,472
Offering costs allocated to warrants	—	—	—	(438,287)
Change in fair value of warrant liability	1,598,575	750,875	6,256,033	4,434,500
Total other income (expense), net	1,803,522	760,012	6,476,264	4,023,685

Income before provision for income taxes	1,610,733	409,318	5,852,443	3,374,830
Provision for income taxes	(9,033)	—	(9,033)	—
Net income	$1,601,700	$409,318	$5,843,410	$3,374,830

Weighted average shares outstanding of Class A common stock	14,950,000	14,950,000	14,950,000	13,298.066
Basic and diluted net income per share, Class A common stock	$0.09	$0.02	$0.31	$0.20
Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500	3,737,500	3,737,500
Basic and diluted net income per share, Class B common stock	$0.09	$0.02	$0.31	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B		Additional		Total
	Common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance as of January 1, 2022	3,737,500	$374	$—	$(13,433,972)	$(13,433,598)
Net income	—	—	—	4,241,710	4,241,710
Balance as of March 31, 2022 (unaudited)	3,737,500	374	—	(9,192,262)	(9,191,888)
Net income	—	—	—	1,601,700	1,601,700
Balance as of June 30, 2022 (unaudited)	3,737,500	$374	$—	$(7,590,562)	$(7,590,188)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class B		Additional		Total
	Common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance as of January 1, 2021	3,737,500	$374	$24,626	$(1,272)	$23,728
Accretion of Class A common stock subject to redemption	—	—	(24,626)	(18,020,321)	(18,044,947)
Net income	—	—	—	2,965,512	2,965,512
Balance as of March 31, 2021 (unaudited)	3,737,500	374	—	(15,056,081)	(15,055,707)
Net income	—	—	—	409,318	409,318
Balance as of June 30, 2021 (unaudited)	3,737,500	$374	$—	$(14,646,763)	$(14,646,389)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income	$5,843,410	$3,374,830
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(220,231)	(27,472)
Offering costs allocated to warrants	—	438,287
Change in fair value of warrant liability	(6,256,033)	(4,434,500)
Changes in operating assets and liabilities:
Prepaid expenses	17,397	(90,043)
Other assets	—	(86,950)
Accrued expenses	(209,095)	53,682
Due to related party	121,663	101,996
Income tax payable	9,033	—
Net cash used in operating activities	(693,856)	(670,170)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(151,742,500)
Net cash used in investing activities	—	(151,742,500)

Cash Flows from Financing Activities:
Proceeds from issuance of Units, net of underwriting discount	—	146,510,000
Proceeds from issuance of Private Placement Warrants	—	7,057,500
Proceeds from promissory note – related party	500,000	10,800
Repayment of promissory note – related party	—	(152,251)
Payment of offering costs	—	(307,641)
Net cash provided by financing activities	500,000	153,118,408

Net change in cash	(193,856)	705,738
Cash, beginning of period	194,034	34
Cash, end of the period	$178	$705,772

Supplemental disclosure of cash flow information:
Initial classification of warrant liability	$—	$15,026,525
Deferred underwriters’ discount payable charged to additional paid-in-capital	$—	$5,232,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Note 1 — Organization and Business Operations

OCA Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 28, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the IPO (as defined and described below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The shares of Common Stock (as defined in Note 2) subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 24 months from January 20, 2021, the closing of the IPO to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in the Registration Statement, and then seek to dissolve and liquidate.

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

Liquidity and Going Concern Consideration

As of June 30, 2022 and December 31, 2021, the Company had $178 and $194,034 in cash, respectively, and working capital deficit of $1,883,926 and $1,251,072, respectively, which would be reduced by expenses incurred working on a Business Combination after the condensed balance sheet dates.

During the three and six months ended June 30, 2022, the Company satisfied its liquidity needs primarily through funding by its Sponsor. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 20, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 20, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Accordingly, actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, the investment in the Trust Account was held in marketable securities which are reported at fair market value. The Company’s portfolio of marketable securities held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are included in gain on investment held in Trust Account. The estimated fair values of the marketable securities held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Warrant Liabilities

The Company evaluated the Warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”), and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed statements of operations in the period of change.

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Class A Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity (deficit). The Company’s Class A Common Stock contains certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 14,950,000 shares of Class A Common Stock subject to possible redemption are presented as, at redemption value, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of June 30, 2022 and December 31, 2021, the Company recorded an accretion of $18,044,947, which is in accumulated deficit.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 0.15% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.15% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income Per Common Share

The Company has two classes of common stock, Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and Class B common stock, par value $0.0001 per share (“Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”). Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,532,500 of the Company’s Class A Common Stock in the calculation of diluted income per share for the three and six months ended June 30, 2022 and 2021, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net income per common share for the period. Accretion associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Reconciliation of Net Income per Common Share

The Company’s condensed statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Accordingly, basic and diluted income per common share of Class A common stock and Class B common stock is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income per share for Class A common stock:
Net income	$1,601,700	$409,318	$5,843,410	$3,374,830
Less: Allocation of income to Class B common stock	(320,340)	(81,864)	(1,168,682)	(740,417)
Adjusted net income	$1,281,360	$327,454	$4,674,728	$2,634,413

Weighted average shares outstanding of Class A common stock	14,950,000	14,950,000	14,950,000	13,298,066
Basic and diluted net income per share, Class A common stock	$0.09	$0.02	$0.31	$0.20

Net income per share for Class B common stock:
Net income	$1,601,700	$409,318	$5,843,410	$3,374,830
Less: Allocation of income to Class A common stock	(1,281,360)	(327,454)	(4,674,728)	(2,634,413)
Adjusted net income	$320,340	$81,864	$1,168,682	$740,417

Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500	3,737,500	3,737,500
Basic and diluted net income per share, Class B common stock	$0.09	$0.02	$0.31	$0.20

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Recent Accounting Pronouncements

The FASB issued final guidance that amends ASC 815 and other topics to expand and clarify the use of what is now called the portfolio layer method for fair value hedges of interest rate risk. The amendments address stakeholder concerns about the application of this method, which was called the last-of-layer method when it was introduced in ASU 2017-12. This method was intended to reduce complexity when applying fair value hedge accounting to portfolios of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments; but stakeholders noted that limiting hedge accounting to a single layer of a closed portfolio was inconsistent with entities’ risk management objectives and decreased the model’s usefulness. Stakeholders also said that non prepayable financial assets should be eligible to be included in the closed portfolio being hedged and that more guidance on how to account for the fair value hedge basis adjustment associated with existing last-of-layer hedges was needed. Stakeholders also said that non prepayable financial assets should be eligible to be included in the closed portfolio being hedged and that more guidance on how to account for the fair value hedge basis adjustment associated with existing last-of-layer hedges was needed. This guidance is effective for fiscal years beginning after December 15, 2023. The Company has not adopted this guidance as of June 30, 2022.

The FASB issued final guidance 1 amending ASC 310 to eliminate the recognition and measurement guidance for a troubled debt restructuring (TDR) for creditors that have adopted the new credit losses guidance in ASC 326. The guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. The FASB issued the guidance in response to stakeholder feedback as part of the postimplementation review of its new credit losses standard. Stakeholders said the TDR accounting guidance was no longer relevant because under ASC 326 entities account for full lifetime expected credit losses. They also raised questions about whether entities need to present gross write-offs and gross recoveries in vintage disclosures, since the guidance doesn’t specifically address this point, but the disclosures are included in an example. Financial statement users told the FASB that information about gross write-offs is valuable. For entities that have adopted the guidance in ASC 326, the amendments are effective for fiscal years beginning after December 15, 2022, and interim periods therein. The Company has not adopted this guidance as of June 30, 2022.

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 7,057,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,057,500, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

Each Private Placement Warrant was identical to the Public Warrants sold in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A Common Stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, and (iii) may be exercised by the holders on a cashless basis. The Company’s Sponsor has agreed to (i) waive its redemption rights with respect to its founder shares and public shares in connection with the completion of the Company’s initial Business Combination, (ii) waive its redemption rights with respect to its founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination by January 20, 2023 from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if the Company fails to complete its initial Business Combination by January 20, 2023. In addition, the Company’s Sponsor has agreed to vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of the Company’s initial Business Combination.

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

On December 14, 2021, the Company issued a promissory note in the principal amount of up to $1,500,000 to the Sponsor (the “2021 Note”). The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If the Company completes a Business Combination, it will repay the 2021 Note out of the proceeds of the trust account released to the Company. Otherwise, the 2021 Note will be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the 2021 Note but no proceeds from the trust account will be used to repay the 2021 Note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of June 30, 2022 and December 31, 2021, there was $1,500,000 and $1,000,000 outstanding, respectively, under the 2021 Note.

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

Related Party Extension Loans

On July 15, 2022, the Company’s board of directors has elected to extend the date by which the Company has to consummate a business combination from July 20, 2022 to January 20, 2023 (the “Extension”), as permitted under the Company’s Amended and Restated Certificate of Incorporation. In connection with the Extension, on July 20, 2022, the Company’s sponsor, OCA Acquisition Holdings LLC, deposited an aggregate of $747,500 (representing $0.05 per public share) into the Company’s Trust Account. The Extension provides the Company with additional time to complete its initial business combination.

Administrative Service Fee

Effective January 20, 2021, the Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the three and six months ended June 30, 2022 and 2021, the Company incurred $45,000 and $90,000, respectively, in administrative service fees. At June 30, 2022 and December 31, 2021, the Company owed the Sponsor $0 and $30,000, respectively, for amounts under this administrative support services agreement. This amount has been recorded in due to related party.

For the three months ended June 30, 2022 and 2021, the Company incurred an additional $10,886 and $0, respectively, for shared service expenses from the Sponsor primarily relating to legal services. For the six months ended June 30, 2022 and 2021, the Company incurred an additional $30,546 and $0, respectively, for shared service expenses from the Sponsor primarily relating to legal services. The Company paid the Sponsor for the shared services and has a $10,045 balance at June 30, 2022.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Advances from Sponsor

At June 30, 2022, the Company has recorded a total of $238,886 in due to related party for advances from the Sponsor to cover expenses. At December 31, 2021, the Company owed the affiliate $86,886 for expenses it paid on behalf of the Company. The advances from the Sponsor are recorded in due to related party.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue a total of 100,000,000 Class A Common Stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were 14,950,000 shares issued and outstanding, including 14,950,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B Common Stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were 3,737,500 shares issued and outstanding.

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	$151,995,363	$151,995,363	$—	$—
	$151,995,363	$151,995,363	$—	$—
Liabilities:
Public Warrants Liability	$373,750	$373,750	$—	$—
Private Placement Warrants Liability	352,875	—	—	352,875
	$726,625	$373,750	$—	$352,875

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	$151,775,132	$151,775,132	$—	$—
	$151,775,132	$151,775,132	$—	$—

Liabilities:
Public Warrants Liability	$3,588,000	$3,588,000	$—	$—
Private Placement Warrants Liability	3,394,658	—	—	3,394,658
	$6,982,658	$3,588,000	$—	$3,394,658

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Company established the initial fair value of the Public Warrants on January 20, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of June 30, 2022 and December 31, 2021 by using the associated trading price of the Public Warrants. The Company established the initial fair value of the Private Placement Warrants on January 20, 2021 and on June 30, 2022 and December 31, 2021 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The most significant unobservable input was the volatility. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The Public Warrants were subsequently transferred out of Level 3 and classified as Level 1, as of December 31, 2021, as the subsequent valuation was based upon the trading price of the Public Warrants. The Private Placement Warrants were classified as Level 3 at June 30, 2022 and December 31, 2021 due to the use of unobservable inputs.

There were no transfers to/from Level 1, 2, or 3 during the three and six months ended June 30, 2022. The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and six months ended June 30, 2022 and 2021.

Level 3 Warrant Liabilities
Fair Value as of December 31, 2021	$3,394,658
Change in fair value	(2,265,458)
Fair Value as of March 31, 2022	1,129,200
Change in fair value	(776,325)
Fair Value as of June 30, 2022	$352,875

Level 3 Warrant Liabilities
Fair Value as of December 31, 2020	$-
Initial measurement on January 20, 2021	7,551,525
Change in fair value	(141,150)
Fair Value as of March 31, 2021	7,410,375
Change in fair value	(2,470,125)
Fair Value as of June 30, 2021	$4,940,250

The key inputs into the Modified Black Scholes calculation as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Inputs
Risk-free interest rate	3.02%	1.31%
Expected term (years)	5.21	5.50
Expected volatility	2.90%	8.46%
Exercise price	$11.50	$11.50
Stock price	$10.02	$9.92

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than outlined below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

In July 2022, Antara Capital acquired a majority economic, non-voting interest in the Company’s sponsor, OCA Acquisition Holdings LLC, an entity controlled by Olympus Capital Asia V, L.P. Antara Capital, founded by Himanshu Gulati in 2018, invests across a wide variety of financial instruments, including loans, bonds, convertible bonds, stressed/distressed credit and special situation equity investments.

On July 15, 2022, the Company’s board of directors elected to extend the date by which the Company has to consummate a business combination from July 20, 2022 to January 20, 2023. See Note 5 for further detail.

On July 20, 2022, the Sponsor had deposited an additional $747,500 (representing $0.05 per public share) into the Company’s trust account for its public stockholders. This deposit enables the Company to extend the date by which the Company has to complete its initial business combination from July 20, 2022 to January 20, 2023 (the “Extension”). The Extension provides the Company with additional time to complete its initial business combination.

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

Results of Operations

For the three months ended June 30, 2022, we had a net income of approximately $1.6 million which included a gain from the change in fair value of warrant liabilities of $1.6 million and interest earned on trust account of $0.2 million, offset by loss from operations of approximately $0.2 million and provision for income tax of $9,033.

For the six months ended June 30, 2022, we had a net income of approximately $5.8 million which included a gain from the change in fair value of warrant liabilities of $6.3 million and interest earned on trust account of $0.2 million, offset by loss from operations of approximately $0.6 million and provision for income tax of $9,033.

For the three months ended June 30, 2021, we had a net income of approximately $0.4 million, which included a gain from the change in fair value of warrant liabilities of $0.8 million and interest earned on trust account of $0.009 million, offset by loss from operations of approximately $0.4 million.

For the six months ended June 30, 2021, we had a net income of approximately $3.4 million, which included a loss from operations of $0.6 million, offering cost expense allocated to warrants of $0.4 million, interest earned on trust account of $0.03 million, and fully offset by a gain from the change in fair value of warrant liabilities of $4.4 million.

Our business activities from inception to June 30, 2022 consisted primarily of our formation and completing our initial public offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an initial business combination.

Liquidity and Going Concern

As of June 30, 2022 and December 31, 2021, we had $178 and $194,034 in our operating bank account, respectively, and working capital deficit of $1,883,926 and $1,251,072, respectively.

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

On December 14, 2021, we issued the 2021 Note in the principal amount of up to $1,500,000 to our sponsor. The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If we complete a business combination, we will repay the 2021 Note out of the proceeds of the trust account released to us. Otherwise, the 2021 Note will be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the 2021 Note but no proceeds from the trust account will be used to repay the 2021 Note. At the election of the sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of June 30, 2022 and December 31, 2021, there was $1,500,000 outstanding under the 2021 Note.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 20, 2023 to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 20, 2023. The Company intends to complete an initial business combination before the mandatory liquidation date.

Contractual Obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than deferred underwriting fees of $5,232,500, $1,000,000 outstanding under the 2021 Note and $253,886 of amounts due to our Sponsor at June 30, 2022.

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

Class A Common Stock Subject to Possible Redemption

All of the 14,950,000 shares of Class A commons stock sold as part of the units in the initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC Topic 480, “Distinguishing Liabilities from Equity”. Accordingly, at June 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

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

Recent Accounting Pronouncements

The FASB issued final guidance that amends ASC 815 and other topics to expand and clarify the use of what is now called the portfolio layer method for fair value hedges of interest rate risk. The amendments address stakeholder concerns about the application of this method, which was called the last-of-layer method when it was introduced in ASU 2017-12. This method was intended to reduce complexity when applying fair value hedge accounting to portfolios of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments; but stakeholders noted that limiting hedge accounting to a single layer of a closed portfolio was inconsistent with entities’ risk management objectives and decreased the model’s usefulness. Stakeholders also said that non prepayable financial assets should be eligible to be included in the closed portfolio being hedged and that more guidance on how to account for the fair value hedge basis adjustment associated with existing last-of-layer hedges was needed. Stakeholders also said that non prepayable financial assets should be eligible to be included in the closed portfolio being hedged and that more guidance on how to account for the fair value hedge basis adjustment associated with existing last-of-layer hedges was needed. This guidance is effective for fiscal years beginning after December 15, 2023. The Company has not adopted this guidance as of June 30, 2022.

The FASB issued final guidance 1 amending ASC 310 to eliminate the recognition and measurement guidance for a troubled debt restructuring (TDR) for creditors that have adopted the new credit losses guidance in ASC 326. The guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. The FASB issued the guidance in response to stakeholder feedback as part of the postimplementation review of its new credit losses standard. Stakeholders said the TDR accounting guidance was no longer relevant because under ASC 326 entities account for full lifetime expected credit losses. They also raised questions about whether entities need to present gross write-offs and gross recoveries in vintage disclosures, since the guidance doesn’t specifically address this point, but the disclosures are included in an example. Financial statement users told the FASB that information about gross write-offs is valuable. For entities that have adopted the guidance in ASC 326, the amendments are effective for fiscal years beginning after 15 December 2022, and interim periods therein. The Company has not adopted this guidance as of June 30, 2022.

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

Off-Balance Sheet Arrangements

As of June 30, 2022 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our co-chief executive officers and chief financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our annual report on Form 10-K filed with the SEC on March 31, 2022. As of the date of this report, other than as described herein, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In July 2022, Antara Capital acquired a majority economic, non-voting interest in our sponsor, OCA Acquisition Holdings LLC, an entity controlled by Olympus Capital Asia V, L.P. Antara Capital, founded by Himanshu Gulati in 2018, invests across a wide variety of financial instruments, including loans, bonds, convertible bonds, stressed/distressed credit and special situation equity investments.

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

OCA ACQUISITION CORP.

Date: August 12, 2022	By:	/s/ David Shen
	Name:	David Shen
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Jeffrey Glat
	Name:	Jeffrey Glat
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)