Form 10-Q
period 2022-09-30
OCA Acquisition Corp.
filed 2022-11-14
CIK 1820175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 14,950,000 shares of Class A common stock, par value $0.0001 per share, and 3,737,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

OCA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OCA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current Assets:
Cash	$15,125	$194,034
Prepaid expenses	14,875	63,613
Total current assets	30,000	257,647

Marketable securities held in trust account	153,176,993	151,775,132
Total Assets	$153,206,993	$152,032,779

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$607,227	$391,496
Due to related party	258,000	117,223
Promissory note – related party	1,500,000	1,000,000
Convertible promissory note	747,500	—
Income tax payable	85,400	—
Total current liabilities	3,198,127	1,508,719

Deferred underwriting fee	5,232,500	5,232,500
Warrant liability	726,625	6,982,658
Total liabilities	9,157,252	13,723,877

Commitments
Class A common stock subject to possible redemption, 14,950,000 shares issued and outstanding at redemption value of $10.23 and $10.15 at September 30, 2022 and December 31, 2021, respectively	152,960,502	151,742,500

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 14,950,000 and no shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,737,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	374	374
Additional paid-in capital	—	—
Accumulated deficit	(8,911,135)	(13,433,972)
Total stockholders’ deficit	(8,910,761)	(13,433,598)
Total Liabilities and Stockholders’ Deficit	$153,206,993	$152,032,779

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Formation and operating costs	$674,197	$496,901	$1,298,018	$1,145,756
Loss from operations	(674,197)	(496,901)	(1,298,018)	(1,145,756)

Other income:
Interest earned on marketable securities held in Trust Account	686,993	1,953	907,224	29,425
Offering costs allocated to warrants	—	—	—	(438,287)
Change in fair value of warrant liability	—	2,321,025	6,256,033	6,755,525
Total other income, net	686,993	2,322,978	7,163,257	6,346,663

Income before provision for income taxes	12,796	1,826,077	5,865,239	5,200,907
Provision for income taxes	(115,367)	—	(124,400)	—
Net income (loss)	$(102,571)	$1,826,077	$5,740,839	$5,200,907

Weighted average shares outstanding of Class A common stock	14,950,000	14,950,000	14,950,000	13,854,742
Basic and diluted net income (loss) per share, Class A common stock	$(0.01)	$0.10	$0.31	$0.30
Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500	3,737,500	3,737,500
Basic and diluted net income (loss) per share, Class B common stock	$(0.01)	$0.10	$0.31	$0.30

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B		Additional		Total
	Common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance as of January 1, 2022	3,737,500	$374	$—	$(13,433,972)	$(13,433,598)
Net income	—	—	—	4,241,710	4,241,710
Balance as of March 31, 2022 (unaudited)	3,737,500	374	—	(9,192,262)	(9,191,888)
Net income	—	—	—	1,601,700	1,601,700
Balance as of June 30, 2022 (unaudited)	3,737,500	374	—	(7,590,562)	(7,590,188)
Accretion of Class A common stock subject to redemption	—	—	—	(1,218,002)	(1,218,002)
Net loss	—	—	—	(102,571)	(102,571)
Balance as of September 30, 2022 (unaudited)	3,737,500	$374	$—	$(8,911,135)	$(8,910,761)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B		Additional		Total
	Common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance as of January 1, 2021	3,737,500	$374	$24,626	$(1,272)	$23,728
Accretion of Class A common stock subject to redemption	—	—	(24,626)	(18,020,321)	(18,044,947)
Net income	—	—	—	2,965,512	2,965,512
Balance as of March 31, 2021 (unaudited)	3,737,500	374	—	(15,056,081)	(15,055,707)
Net income	—	—	—	409,318	409,318
Balance as of June 30, 2021 (unaudited)	3,737,500	374	—	(14,646,763)	(14,646,389)
Net income	—	—	—	1,826,077	1,826,077
Balance as of September 30, 2021 (unaudited)	3,737,500	$374	$—	$(12,820,686)	$(12,820,312)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income	$5,740,839	$5,200,907
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(907,224)	(29,425)
Offering costs allocated to warrants	—	438,287
Change in fair value of warrant liability	(6,256,033)	(6,755,525)
Changes in operating assets and liabilities:
Prepaid expenses	48,738	(101,610)
Other assets	—	(25,489)
Accrued expenses	215,731	118,659
Due to related party	140,777	86,886
Income tax payable	85,400	—
Net cash used in operating activities	(931,772)	(1,067,310)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(747,500)	(151,742,500)
Interest withdrawn from Trust Account to pay for franchise and federal income taxes	252,863	—
Net cash used in investing activities	(494,637)	(151,742,500)

Cash Flows from Financing Activities:
Proceeds from issuance of Units, net of underwriting discount	—	146,510,000
Proceeds from issuance of Private Placement Warrants	—	7,057,500
Proceeds from promissory note – related party	500,000	10,800
Proceeds from convertible promissory note – related party	747,500	—
Repayment of promissory note – related party	—	(152,251)
Payment of offering costs	—	(307,641)
Net cash provided by financing activities	1,247,500	153,118,408

Net change in cash	(178,909)	308,598
Cash, beginning of period	194,034	34
Cash, end of the period	$15,125	$308,632

Supplemental disclosure of cash flow information:
Deferred underwriting commissions payable charged to additional paid in capital	$—	$5,232,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 1 — Organization and Business Operations

OCA Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 28, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the IPO (as defined and described below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

SEPTEMBER 30, 2022

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

On July 15, 2022, the board of directors of the Company elected to extend the date by which the Company has to consummate a Business Combination from July 20, 2022 to January 20, 2023 (the “Extension”), as permitted under the Company’s Amended and Restated Certificate of Incorporation. On July 20, 2022, the Company issued a promissory note (the “Note”) in the principal amount of $747,500 to the Company’ Sponsor, and on July 25, 2022, the Sponsor deposited $747,500 (representing $0.05 per public share) into the Company’s Trust Account for its public stockholders. This deposit enables the Company to extend the date by which the Company has to complete its initial business combination from July 20, 2022 to January 20, 2023. As a result of the Extension, the Company will have 24 months from January 20, 2021, the closing of the IPO to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in the Registration Statement, and then seek to dissolve and liquidate.

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

Liquidity and Going Concern Consideration

As of September 30, 2022 and December 31, 2021, the Company had $15,125 and $194,034 in cash, respectively, and working capital deficit of $3,168,127 and $1,251,072, respectively, which would be reduced by expenses incurred working on a Business Combination after the condensed balance sheet dates.

During the three and nine months ended September 30, 2022, the Company satisfied its liquidity needs primarily through funding by its Sponsor. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 20, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 20, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

Risks and Uncertainties

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company did not have any cash equivalents.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, the investment in the Trust Account was held in marketable securities which are reported at fair market value. The Company’s portfolio of marketable securities held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are included in gain on investment held in Trust Account. The estimated fair values of the marketable securities held in the Trust Account are determined using available market information.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A Common Stock (as defined below) were charged to temporary equity upon the completion of the IPO.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Class A Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity (deficit). The Company’s Class A Common Stock contains certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 14,950,000 shares of Class A Common Stock subject to possible redemption are presented as, at redemption value, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of September 30, 2022 and December 31, 2021, the Company recorded an accretion of $19,289,433 and $18,044,947, respectively, which is in accumulated deficit.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 2.00% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.10% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Common Share

The Company has two classes of common stock, Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and Class B common stock, par value $0.0001 per share (“Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”). Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,532,500 of the Company’s Class A Common Stock in the calculation of diluted income per share for the three and nine months ended September 30, 2022 and 2021, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net loss per common share for the period. Accretion associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Reconciliation of Net Income (Loss) per Common Share

The Company’s condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Accordingly, basic and diluted income (loss) per common share of Class A common stock and Class B common stock is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) per share for Class A common stock:
Net income (loss)	$(102,571)	$1,826,077	$5,740,839	$5,200,907
Less: Allocation of income to Class B common stock	20,514	(365,215)	(1,148,168)	(1,104,940)
Adjusted net income (loss)	$(82,057)	$1,460,862	$4,592,671	$4,095,967

Weighted average shares outstanding of Class A common stock	14,950,000	14,950,000	14,950,000	13,854,762
Basic and diluted net income (loss) per share, Class A common stock	$(0.01)	$0.10	$0.31	$0.30

Net income (loss) per share for Class B common stock:
Net income (loss)	$(102,571)	$1,826,077	$5,740,839	$5,200,907
Less: Allocation of income to Class A common stock	82,057	(1,460,862)	(4,592,671)	(4,095,967)
Adjusted net income (loss)	$(20,514)	$365,215	$1,148,168	$1,104,940

Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500	3,737,500	3,737,500
Basic and diluted net income (loss) per share, Class B common stock	$(0.01)	$0.10	$0.31	$0.30

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

SEPTEMBER 30, 2022

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

The FASB issued final guidance 1 amending ASC 310 to eliminate the recognition and measurement guidance for a troubled debt restructuring (“TDR”) for creditors that have adopted the new credit losses guidance in ASC 326. The guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. The FASB issued the guidance in response to stakeholder feedback as part of the postimplementation review of its new credit losses standard. Stakeholders said the TDR accounting guidance was no longer relevant because under ASC 326 entities account for full lifetime expected credit losses. They also raised questions about whether entities need to present gross write-offs and gross recoveries in vintage disclosures, since the guidance doesn’t specifically address this point, but the disclosures are included in an example. Financial statement users told the FASB that information about gross write-offs is valuable. For entities that have adopted the guidance in ASC 326, the amendments are effective for fiscal years beginning after December 15, 2022, and interim periods therein.

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

SEPTEMBER 30, 2022

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

The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A Common Stock underlying the warrants is then effective and a prospectus is current. No warrant will be exercisable, and the Company will not be obligated to issue shares of Class A Common Stock upon exercise of a warrant unless Class A Common Stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A Common Stock underlying such unit.

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

SEPTEMBER 30, 2022

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

On December 14, 2021, the Company issued a promissory note in the principal amount of up to $1,500,000 to the Sponsor (the “2021 Note”). The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If the Company completes a Business Combination, it will repay the 2021 Note out of the proceeds of the trust account released to the Company. Otherwise, the 2021 Note will be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the 2021 Note but no proceeds from the trust account will be used to repay the 2021 Note. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of September 30, 2022 and December 31, 2021, there were amounts of $1,500,000 and $1,000,000 outstanding, respectively, under the 2021 Note.

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

Related Party Extension Loans

On July 15, 2022, the Company’s board of directors has elected to extend the date by which the Company has to consummate a business combination from July 20, 2022 to January 20, 2023 (the “Extension”), as permitted under the Company’s Amended and Restated Certificate of Incorporation. In connection with the Extension, on July 20, 2022, the Company’s sponsor, OCA Acquisition Holdings LLC, deposited an aggregate of $747,500 (representing $0.05 per public share) into the Company’s Trust Account. The Extension provides the Company with additional time to complete its initial business combination. The loan may be settled in whole warrants to purchase Class A common stock of the Company at a conversion price equal to $1.00 per warrant. The loan will not bear any interest, and will be repayable to OCA Acquisition Holdings LLC upon the earlier of the date on which the Company consummates its initial Business Combination and the date that the winding up of the Company is effective.

Administrative Service Fee

Effective January 20, 2021, the Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.  For the three and nine months ended September 30, 2022 and 2021, the Company incurred $45,000 and $135,000, respectively, in administrative service fees. At September 30, 2022 and December 31, 2021, the Company owed the Sponsor $0 and $30,000, respectively, for amounts under this administrative support services agreement. This amount has been recorded in due to related party.

For the three months ended September 30, 2022 and 2021, the Company incurred an additional $10,496 and $0, respectively, for shared service expenses from the Sponsor primarily relating to legal services. For the nine months ended September 30, 2022 and 2021, the Company incurred an additional $41,042 and $0, respectively, for shared service expenses from the Sponsor primarily relating to legal services. The Company paid the Sponsor for the shared services and has a $15,072 balance at September 30, 2022.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Advances from Sponsor

At September 30, 2022, the Company has recorded a total of $258,000 in due to related party for advances from the Sponsor to cover expenses. At December 31, 2021, the Company owed the affiliate $86,886 for expenses it paid on behalf of the Company. The advances from the Sponsor are recorded in due to related party.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue a total of 100,000,000 Class A Common Stock at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were 14,950,000 shares issued and outstanding, including 14,950,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B Common Stock at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were 3,737,500 shares issued and outstanding.

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

SEPTEMBER 30, 2022

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	$153,176,993	$153,176,993	$—	$—
	$153,176,993	$153,176,993	$—	$—
Liabilities:
Public Warrants Liability	$373,750	$—	$373,750	$—
Private Placement Warrants Liability	352,875	—	—	352,875
	$726,625	$—	$373,750	$352,875

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

SEPTEMBER 30, 2022

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Company established the initial fair value of the Public Warrants on January 20, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of September 30, 2022 and December 31, 2021 by using the associated trading price of the Public Warrants. The Company established the initial fair value of the Private Placement Warrants on January 20, 2021 and on September 30, 2022 and December 31, 2021 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The most significant unobservable input was the volatility. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The Public Warrants were subsequently transferred out of Level 3 and classified as Level 1, as of December 31, 2021, as the subsequent valuation was based upon the trading price of the Public Warrants. The Private Placement Warrants were classified as Level 3 at September 30, 2022 and December 31, 2021 due to the use of unobservable inputs.

There were no transfers to/from Level 1, 2, or 3 during the three and nine months ended September 30, 2022. The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and nine months ended September 30, 2022 and 2021:

Level 3 Warrant Liabilities
Fair value as of December 31, 2021	$3,394,658
Change in fair value	(2,265,458)
Fair value as of March 31, 2022	1,129,200
Change in fair value	(776,325)
Fair value as of June 30, 2022	352,875
Change in fair value	—
Fair value as of September 30, 2022	$352,875

Level 3 Warrant Liabilities
Fair value as of December 31, 2020	$—
Initial measurement on January 20, 2021	7,551,525
Change in fair value	(141,150)
Fair value as of March 31, 2021	7,410,375
Change in fair value	(2,470,125)
Fair value as of June 30, 2021	4,940,250
Change in fair value	(1,199,775)
Fair value as of September 30, 2021	$3,740,475

The key inputs into the modified Black Scholes calculation as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Inputs
Risk-free interest rate	4.05%	1.31%
Expected term (years)	5.30	5.50
Expected volatility	0.00%	8.46%
Exercise price	$11.50	$11.50
Stock price	$10.05	$9.92

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

Results of Operations

For the three months ended September 30, 2022, we had a net loss of approximately $0.1 million which included loss from operations of approximately $0.7 million and provision for income tax of $115,367, offset by interest earned on trust account of approximately $0.7 million.

For the nine months ended September 30, 2022, we had a net income of approximately $5.7 million which included a gain from the change in fair value of warrant liabilities of $6.3 million and interest earned on trust account of $0.9 million, offset by loss from operations of approximately $1.3 million and provision for income tax of $124,400.

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

Our business activities from inception to September 30, 2022 consisted primarily of our formation and completing our initial public offering, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for an initial business combination.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete and initial Business Combination.

Liquidity and Going Concern

As of September 30, 2022 and December 31, 2021, we had $15,125 and $194,034 in our operating bank account, respectively, and working capital deficit of $3,168,127 and $1,251,072, respectively.

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

On December 14, 2021, we issued the 2021 Note in the principal amount of up to $1,500,000 to our sponsor. The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If we complete a business combination, we will repay the 2021 Note out of the proceeds of the trust account released to us. Otherwise, the 2021 Note will be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the 2021 Note but no proceeds from the trust account will be used to repay the 2021 Note. At the election of the sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of September 30, 2022 and December 31, 2021, there was $1,500,000 and $1,000,000 outstanding under the 2021 Note, respectively.

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

Contractual Obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than deferred underwriting fees of $5,232,500, $1,500,000 outstanding under the 2021 Note and $258,000 of amounts due to our Sponsor at September 30, 2022.

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

Class A Common Stock Subject to Possible Redemption

All of the 14,950,000 shares of Class A commons stock sold as part of the units in the initial public offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC Topic 480, “Distinguishing Liabilities from Equity”. Accordingly, at September 30, 2022 and December 31, 2021, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

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

Recent Accounting Pronouncements

The FASB issued final guidance that amends ASC 815 and other topics to expand and clarify the use of what is now called the portfolio layer method for fair value hedges of interest rate risk. The amendments address stakeholder concerns about the application of this method, which was called the last-of-layer method when it was introduced in ASU 2017-12. This method was intended to reduce complexity when applying fair value hedge accounting to portfolios of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments; but stakeholders noted that limiting hedge accounting to a single layer of a closed portfolio was inconsistent with entities’ risk management objectives and decreased the model’s usefulness. Stakeholders also said that non prepayable financial assets should be eligible to be included in the closed portfolio being hedged and that more guidance on how to account for the fair value hedge basis adjustment associated with existing last-of-layer hedges was needed. Stakeholders also said that non prepayable financial assets should be eligible to be included in the closed portfolio being hedged and that more guidance on how to account for the fair value hedge basis adjustment associated with existing last-of-layer hedges was needed. This guidance is effective for fiscal years beginning after December 15, 2023. The Company has not adopted this guidance as of September 30, 2022.

The FASB issued final guidance 1 amending ASC 310 to eliminate the recognition and measurement guidance for a troubled debt restructuring (TDR) for creditors that have adopted the new credit losses guidance in ASC 326. The guidance also requires public business entities to present gross write-offs by year of origination in their vintage disclosures. The FASB issued the guidance in response to stakeholder feedback as part of the postimplementation review of its new credit losses standard. Stakeholders said the TDR accounting guidance was no longer relevant because under ASC 326 entities account for full lifetime expected credit losses. They also raised questions about whether entities need to present gross write-offs and gross recoveries in vintage disclosures, since the guidance doesn’t specifically address this point, but the disclosures are included in an example. Financial statement users told the FASB that information about gross write-offs is valuable. For entities that have adopted the guidance in ASC 326, the amendments are effective for fiscal years beginning after 15 December 2022, and interim periods therein. The Company has not adopted this guidance as of September 30, 2022.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Remediation of a Material Weakness in Internal Control over Financial Report

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of September 30, 2022.

Changes in Internal Control over Financial Reporting

Except as discussed above, there was no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus for the initial public offering; (ii) Annual Reports on Form 10-K for the years ended December 31, 2021 and 2020, respectively; and (iii) quarterly reports on Form 10-Q/A for the quarter ended September 30, 2021, and on Form 10-Q for the quarter ended June 30, 2022, respectively, filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash items until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the Registration Statement,and we expect that we will, following such date, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in  as cash items until the earlier of the consummation of our initial business combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including potential price appreciation of our securities.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a business combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a business combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated. The managing member and majority owner of the voting interests of the Company’s Sponsor, Olympus Capital Asia V, L.P., is a Cayman entity. Less than 20% of the direct and indirect minority investors in the Sponsor are non-US persons; including two directors of the Company, who are citizens of Australia and France, respectively. In July 2022, Antara Capital LP, a Delaware limited partnership (“Antara”), acquired a majority economic, non-voting interest in the Sponsor. Antara was founded by Himanshu Gulati in 2018 and invests across a wide variety of financial instruments, including loans, bonds, convertible bonds, stressed/distressed credit and special situation equity investments. Antara is a Delaware limited partnership, which is 81.5% owned by U.S. persons and 18.5% owned by non-U.S. persons, all of whom are from the Cayman Islands.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officers (Chief Executive Officer and President) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Chief Financial Officer and Director) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officers (Chief Executive Officer and President) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Chief Financial Officer and Director) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCA ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ David Shen
	Name:	David Shen
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Jeffrey Glat
	Name:	Jeffrey Glat
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)