Form 10-K
period 2022-12-31
OCA Acquisition Corp.
filed 2023-03-31
CIK 1820175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock, par value $0.0001 per share (“Class A common stock”), outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on such date, as reported on the Nasdaq Capital Market was approximately $120,803,815.83.

As of March 31, 2023 there were 3,900,717 shares of Class A common stock and 3,737,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2021 Note” are to the promissory note we issued in the principal amount of up to $1,500,000 to our sponsor (as defined below) on December 14, 2021;

●	“2022 Note” are to the promissory note we issued in the principal amount of up to $747,500 to our sponsor (as defined below) on July 20, 2022;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“charter” are to our amended and restated certificate of incorporation, as amended on January 19, 2023;

●	“Class A common stock” are to shares of the Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to shares of the Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extension Note” are to the promissory note we issued in the principal amount of $1,080,000 to our sponsor (as defined below) on January 19, 2023;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on January 20, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“Olympus Capital” are to Olympus Capital Holdings Asia, LLC, our advisor and an affiliate of our sponsor;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in that offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in that offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“Registration Statement” are to the Registration Statement on Form S-1 filed with the SEC on December 23, 2021, as amended, and declared effective on January 14, 2021 (File No. 333-251617);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to OCA Acquisition Holdings LLC, a Delaware limited liability company. Olympus Capital Asia V, L.P. is the majority member of our sponsor;

●	“Termination Date” are to the date by which we are required to consummate a business combination pursuant to our charter;

●	“trust account” are to the trust account in which an amount of $151,742,500 ($10.15 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“US GAAP” are to the accounting principles generally accepted in the United States of America;

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees;

●	“we,” “us,” “Company,” “our” or “our Company” are to OCA Acquisition Corp., a Delaware corporation; and

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by David Shen, our Chief Executive Officer, Jeffrey Glat, our Chief Financial Officer, Secretary and Treasurer and Daniel Mintz, one of our directors. We must complete our initial business combination by the Termination Date. If our initial business combination is not consummated by the Termination Date, then our existence will terminate, and we will distribute all amounts in the trust account.

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

Olympus Capital is one of the longest-standing regional middle market private equity firms in Asia. Founded in 1997, Olympus Capital has invested over $2.7 billion in over 60 portfolio companies on behalf of its regional investment funds, sector funds and co-investors and focuses on making control-oriented, expansion capital investments in Asian middle market companies that benefit from Asian domestic consumption and urbanization trends while capitalizing on opportunities created by market crises or dislocations. Over the past 24 years, Olympus Capital’s most active sectors have included (i) financial and business services; (ii) food and agribusiness; (iii) healthcare; and (iv) environmental/renewable businesses (for which Olympus Capital has raised dedicated sector-specific funds), with a majority of its capital deployed in sectors related to the Target Sectors. On an aggregated basis, 35% of the capital has been deployed in Greater China; 9% in Southeast Asia; 7% in India; 17% in Japan and Korea; and 32% in multi-market/cross-border businesses (and 45% of capital invested by Olympus Capital has been in companies with a cross-border component), including where Olympus Capital has successfully partnered with U.S. companies to build or expand their business in Asia.

Olympus Capital has an experienced and cohesive senior executive team, including our Chief Executive Officer, Chief Financial Officer and Director, David Shen, Jeffrey Glat and Daniel Mintz, respectively, that has a track record spanning over 21 years in sourcing, growing and exiting middle market companies in Asia. Olympus Capital has a team of over 21 investment professionals across its general and sector-specific private equity strategies located in five offices: Hong Kong, Delhi, New York, Shanghai and Singapore.

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

Asia accounted for 60% of the world’s population and 39% of global GDP in 2021, which Asia Development Bank projects will grow to over 50% by 2040. Driven by urbanization, Asia has witnessed the emergence of an increasingly affluent middle class across the region. By 2030, Asia’s middle-class population is projected to reach approximately 2.5 billion, which is more than 3.5x the projected number of middle class consumers in the United States and the European Union combined. In addition, and more important to our strategy, Asia is digitizing quickly as evidenced by the fact that the internet economy (defined as the total Gross Merchandise Value from e-Commerce, Ride Hailing, Digital Financial Services, On-line Travel, and On-line Media) has been growing at over 20% per annum across various Southeast Asian markets in comparison to more developed markets like the US and China, which are growing at 15-20% per annum. The growing demand for technology in Asia is partially driven by poor legacy infrastructure. Across China, India and Southeast Asia, annual expenditures for information technology (“IT”) as a percent of GDP are significantly lower than in the U.S. In markets like China, most IT investments have been for hardware rather than software (investments in software typically accelerate once the hardware infrastructure is in place). We believe the combination of growing demand for technology-related services and under-investment in legacy infrastructure supports our thesis that the growth in digital technology adoption in Asia will continue to outpace that in the US and EU, creating significant growth opportunities for businesses in our target sectors. As an example, notwithstanding the advent of mobile technology and internet banking, a significant majority of the Asian population remain under-banked or un-banked. Our strategy and focus is to leverage Olympus Capital’s resources and relationships to help the right U.S. tech-enabled company to capitalize on these deep and fast-growing markets in Asia.

Our acquisition strategy leverages Olympus Capital’s networks of proprietary deal sourcing where we believe a combination of industry research, private equity sponsorship and lending relationships provides us with a number of business combination opportunities. Additionally, we expect that relationships cultivated from years of transaction experience with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants will provide opportunities for the company. Our goal is to collaborate with a company that already is a fundamentally healthy company. We are seeking to work with a potential acquisition candidate to access the capital markets, attract top tier management talent, and execute a proprietary value-creation business plan helping the company continue to grow into the next phase of its life cycle. We employ a fundamental, value-oriented acquisition framework that seeks a target with the potential for significant equity value creation coupled with a resilient business model from dependable cash flows and a durable business franchise. The management team, along with its board of directors, have experience in:

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

Value Creation Philosophy Post-Merger

After the initial business combination, our management team intends to apply a rigorous approach to enhancing stockholder value, including evaluating the experience and expertise of incumbent management and making changes when appropriate, examining opportunities for revenue enhancement, cost savings, operating efficiencies and strategic acquisitions and divestitures, and accessing the financial markets to optimize the company’s capital structure. Our management team intends to pursue post-merger initiatives through participation on the board of directors, through direct involvement with company operations and/or calling upon former managers and advisors when necessary. We expect these initiatives to include the following:

●	Corporate governance and oversight: Actively participating as board members can include many activities, such as: (i) monthly or quarterly board meetings; (ii) chairing standing (compensation, audit or investment committees) or special committees; (iii) replacing or supplementing company management teams when necessary; (iv) adding outside directors with industry expertise which may or may not include members of our own board of directors; (v) providing guidance on strategic and operational issues including revenue enhancement opportunities, cost savings, operating efficiencies, reviewing and testing annual budgets, reviewing acquisitions and divestitures; and (vi) assisting in accessing capital markets to further optimize financing costs and fund expansion. As active members on the board of directors of the company, our management team members also intend to evaluate the suitability of the incumbent organization leaders;

●	Direct operations involvement: The management team, through ongoing board service or direct leadership within the business combination, intends to actively engage with company management to effect positive changes in the organization. These activities may include, among others:(i) establishing an agenda for management and instilling a sense of accountability and urgency; (ii) aligning the interests of management with growing stockholder value; (iii) providing strategic planning and management consulting assistance, particularly as regards re-invested capital and growth capital in order to grow revenues, achieve more optimal operating scale, and eliminate unnecessary costs; and (iv) establishing measurable key performance metrics and accretive internal processes;

●	Mergers and acquisitions (“M&A”) expertise and add-on acquisitions: Our management team has expertise in identifying, acquiring and integrating both synergistic and margin-enhancing businesses. We intend to, wherever possible, utilize M&A as a strategic tool to strengthen both the financial profile of the business we acquire and its competitive positioning. We would only enter into accretive business combinations where our management team or the acquired company’s management team can seamlessly transition to working together as one organization; and

●	Access to portfolio company managers and advisors: Over their collective history of investing in and controlling businesses, our management team has developed strong professional relationships with former successful company managers and advisors. When appropriate, we intend to bring in outside directors, managers and consultants to assist in corporate governance and operating turnaround activities.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination with us, the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

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

Furthermore, once a proposed initial business combination is completed, the target business will effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 20, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

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

Financial Position

With funds available for an initial business combination in the amount of $153,980,991 as of December 31, 2022 after payment of $5,232,500 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. On January 19, 2023, we held a special meeting of stockholders (the “Extension Meeting”) to, in part, amend our charter to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 11,049,283 Class A common stock of the company properly exercised their right to their stock for an aggregate redemption amount of approximately $114,017,035.26. After the satisfaction of such redemptions, the balance in our trust account was approximately $40,251,316.60. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

If we are unable to consummate an initial business combination by the Termination Date, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve sand liquidate. We have until the Termination Date to consummate an initial business combination.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we may target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants and may, as a result, be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only to the extent required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the this Report and will know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to the completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, is allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business.

We have agreed to pay an affiliate of our sponsor a total of $15,000 per month for office space, utilities, and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or their respective affiliates. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, or their respective affiliates, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority or an independent accounting firm that commonly renders valuation opinions that our initial business combination is fair to our company and our stockholders from a financial point of view. We are not required to obtain such an opinion in any other context.

Our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

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

In evaluating a prospective target business, we conduct a thorough due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and key employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information made available to us about the target and its industry. We also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the initial business combination.

The time required to select and evaluate a target business and to structure and complete our initial business combination and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

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

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public stockholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with (i) a stockholder vote to approve an initial business combination, (ii) a stockholder vote to approve an amendment to the charter to (a) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete an initial business combination by the Termination Date or (b) with respect to any other provision relating to stockholders’ rights or activity before an initial business combination, or (iii) in the context of a tender offer made by the Company to purchase shares of common stock.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us solely in our discretion and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the applicable law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval. However, direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our charter would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange listing requirements, or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our charter:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our charter:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 81,610, or 2.09%, of the currently outstanding public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our charter provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption of more than an aggregate of 2,990,000 shares, or 20% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our charter does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the initially scheduled vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

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

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate either physically or electronically. It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by the Termination Date.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our charter provides that we have until the Termination Date to complete our initial business combination. If we do not complete our initial business combination by the Termination Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the applicable time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by the Termination Date. However, if our sponsor, officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the Termination Date.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our charter (i) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then-outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any officer, director or any other person. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (as described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $985 of proceeds held outside the trust account (as of December 31, 2022), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.15, which does not take into account contributions to the trust account by our sponsor in connection with our charter extension amendments. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.15. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include, without limitation, the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the underwriters of the offering will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to use the amounts held outside the trust account ($985 as of December 31, 2022) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Termination Date may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Termination Date, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination by the Termination Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Termination Date, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.15 per share to our public stockholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our charter (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, or (iii) the redemption of all of our public shares if we do not complete our business combination by the Termination Date, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our charter, like all provisions of our charter, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic business combinations. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing an initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 20, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Other Considerations

OCA’s sponsor is OCA Acquisition Holdings LLC, a Delaware limited liability company. Our sponsor currently owns 3,737,500 shares of Common Stock and 7,057,500 private placement warrants of OCA. Olympus Capital Asia V, L.P. currently is the majority and managing member of OCA Acquisition Holdings LLC. Messrs. Shen, Glat and Mintz are managing directors of Olympus Capital, the investment adviser to Olympus Capital Asia V, L.P., and each own indirect interests in Olympus Capital Asia V, L.P. As such, each such person may be deemed to have or share beneficial ownership of the Class B Common Stock held directly by OCA Acquisition Holdings LLC. In July 2022, Antara Capital LP (“Antara”) acquired a majority economic, non-voting interest in our sponsor. Antara was founded by Himanshu Gulati in 2018 and invests across a wide variety of financial instruments, including loans, bonds, convertible bonds, stressed/distressed credit and special situation equity investments.

Our sponsor is not “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that our sponsor’s involvement in our initial business combination would be a “covered transaction” (as defined in 31 CFR 800.213). However, it is possible that non-U.S. persons could be involved in our initial business combination, which may increase the risk that our initial business combination becomes subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”), and that restrictions, limitations or conditions will be imposed by CFIUS. If our initial business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with an initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing an initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose our sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, an initial business combination post-closing.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete an initial business combination because the transaction is still under review or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive approximately $10.15 per public share, which does not take into account contributions to the trust account by the Sponsor in connection with our charter extension amendments, and our warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by April 20, 2023 (or up to January 20, 2024, if extended at the request of our sponsor);

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least April 20, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

●	the SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a business combination and may constrain the circumstances under which we could complete a business combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account or liquidate our business at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate our business;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the trust account in cash in an interest-bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of our business;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations; and

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

We depend on a variety of U.S. and multi-national financial institutions to provide us with banking services. The default or failure of one or more of the financial institutions on which we rely may adversely affect our business and financial condition.

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of the failure of any of the financial institutions at which we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our liquidity, business and financial condition.

We may be subject to the 1% excise tax included in the Inflation Reduction Act of 2022, which may decrease the value of our securities following our initial business combination and hinder our ability to consummate an initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions and economically similar transactions) of stock by publicly traded U.S. corporations on or after January 1, 2023. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of the fair market value of the shares repurchased, determined at the time of the repurchase. Corporations are permitted to net the fair market value of certain new stock issuances by such corporation against the fair market value of stock repurchases (or deemed repurchases) during the same taxable year to reduce or eliminate the amount of excise tax that would otherwise apply. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax.

On December 27, 2022, the Treasury published Notice 2023-2 as interim guidance until the publication of forthcoming proposed regulations on the excise tax. Nevertheless, it remains uncertain whether, and/or to what extent, the excise tax could apply to redemptions of our stock, including any redemptions in connection with a business combination, or in the event we do not consummate a business combination.

Because the application of the excise tax is not entirely clear, any share redemption or other share repurchase may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax will depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the excise tax, (ii) the fair market value of the redemptions treated as repurchases in connection with a business combination, (iii) the structure of a business combination and whether any such transaction closes, (iv) the nature and amount of any private investment in public equity (“PIPE”) or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination), (v) whether we consummate a business combination, and (vi) the content of regulations and other guidance issued by the Treasury. Because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could reduce the cash available to complete a business combination and inhibit our ability to complete a business combination.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement, in our Quarterly Reports on Form 10-Q filed with the SEC on May 13, 2022, August 15, 2022 and November 14, 2022, in our proxy statement filed with the SEC on December 30, 2022, and in the other reports we file with the SEC from time to time. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

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

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no material litigation, arbitration or governmental proceeding currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

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

On December 31, 2022, there was one (1) holder of record of our units, one (1) holder of record of our shares of Class A common stock, one (1) holder of record of our shares of Class B common stock and two (2) holders of record of our warrants.

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

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 19, 2023, we held the Extension Meeting to, in part, amend our charter to extend the date by which we have to consummate a business combination from January 20, 2023 to April 20, 2023 (or up to January 20, 2024, if extended at the request of our sponsor). In connection with the extension vote, 11,049,283 public shares of our common stock were redeemed for an aggregate redemption amount of approximately $114,017,035.26. After the satisfaction of such redemptions, the balance in our trust account was approximately $40,251,316.60.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Report.

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

Upon the closing of the initial public offering and sale of the private placement warrants on January 20, 2021, $151.7 million ($10.15 per unit, which does not take into account contributions to the trust account by the Sponsor in connection with our charter extension amendments) of the net proceeds of the sales of the units in the initial public offering and the private placement warrants were placed in the trust account. The trust account is located in the United States with Continental acting as trustee, and was invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act., having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the trust account as described below. On January 19, 2023, we liquidated the U.S. government treasury obligations or money market funds held in the trust account. The funds in the trust account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of consummation of our initial business combination and our liquidation. Interest on such deposit account is currently approximately 2.5 – 3.0% per annum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

On January 19, 2023, we held the Extension Meeting to, in part, amend our charter to extend the date by which we have to consummate a business combination from January 20, 2023 to April 20, 2023 (or up to January 20, 2024, if extended at the request of our sponsor). In connection with the extension vote, 11,049,283 public shares of our common stock were redeemed for an aggregate redemption amount of approximately $114,017,035.26. After the satisfaction of such redemptions, the balance in our trust account was approximately $40,251,316.60.

If we have not completed an initial business combination by the Termination Date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of approximately $7.4 million which included a gain from the change in fair value of warrant liabilities of $6.8 million and interest earned on trust account of $2.2 million, offset by loss from operations of approximately $1.3 million and provision for income tax of $0.4 million.

For the year ended December 31, 2021, we had a net income of approximately $4.6 million which included a gain from the change in fair value of warrant liabilities of $7.5 million and interest earned on trust account of $32,632, offset by loss from operations of approximately $2.6 million and offering cost expense allocated to warrants of $438,287.

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

Liquidity and Going Concern

As of December 31, 2022 and 2021, we had $985 and $194,034 in our operating bank account, respectively, and working capital deficit of $2,845,643 and $1,251,072, respectively.

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

On December 14, 2021, we issued the 2021 Note in the principal amount of up to $1,500,000 to our sponsor. The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If we complete a business combination, we will repay the 2021 Note out of the proceeds of the trust account released to us. Otherwise, the 2021 Note will be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the 2021 Note but no proceeds from the trust account will be used to repay the 2021 Note. At the election of the sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of December 31, 2022 and 2021, there was $1,500,000 and $1,000,000 outstanding under the 2021 Note, respectively.

On July 20, 2022, we issued an unsecured promissory note in the principal amount of up to $747,500 (the “2022 Note”) to our sponsor. The 2022 Note does not bear interest and matures upon closing of OCA’s initial business combination. In the event that we do not consummate an initial business combination, the 2022 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2022, there was $747,500 outstanding under the 2022 Note.

On January 19, 2023, we issued an unsecured promissory note in the principal amount of $1,080,000 (the “Extension Note”) to our sponsor. The Extension Note does not bear interest and matures upon closing of OCA’s initial business combination. In the event that we do not consummate an initial business combination, the Extension Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 20, 2023 to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor). The Company intends to complete an initial business combination before the mandatory liquidation date.

Contractual Obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than deferred underwriting fees of $5,232,500, $1,500,000 outstanding under the 2021 Note and $278,780 of amounts due to our Sponsor at December 31, 2022.

Critical Accounting Estimates

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

Working Capital Loan

We have elected the fair value option to account for our Working Capital Loan with our Sponsor. As a result of applying the fair value option of the conversion feature, we record each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Working Capital Loan on the statement of operations. The fair value of the conversion feature is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

Off-Balance Sheet Arrangements

As of December 31, 2022 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that internal control over financial reporting were effective as of December 31, 2022.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

Other than the matters set forth above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
David Shen	55	Chief Executive Officer, President and Director
Jeffrey Glat	58	Director, Chief Financial Officer, Secretary and Treasurer
Daniel Mintz	61	Director
Gary Bennett	69	Director
Alec Ellison	60	Director
Christine Houston	68	Director
Emmanuel Pitsilis	54	Director
Jacob Robbins	63	Director

The experience of our directors and executive officers is as follows:

David Shen has served as our Chief Executive Officer, President and a Director since our inception. Mr. Shen has over 25 years of investment and financial experience in Asia and the U.S., joining Olympus Capital in Hong Kong in 1998 and leading its efforts in Japan while based in Tokyo from 2001-2010. Prior to joining Olympus Capital, Mr. Shen worked for William E. Simon & Sons (Asia), the Asian affiliate of the direct investment group founded by William Simon Sr., the former U.S. Treasury Secretary under Presidents Nixon and Ford. Before that, Mr. Shen was with Goldman Sachs in New York and Hong Kong. Mr. Shen holds an MBA from the Wharton School of University of Pennsylvania and a B.S. from Cornell University. We believe Mr. Shen’s broad operational and transactional experience, and his position as Chief Executive Officer, make him well qualified to serve on our board of directors.

Jeffrey Glat has served as our Chief Financial Officer, Secretary and Treasurer, and a member of our board of directors since our inception. Mr. Glat has over 30 years of experience in accounting for financial services companies. Prior to joining Olympus Capital in 2002, Mr. Glat managed the accounting and reporting for an $8 billion private equity portfolio managed by J.P. Morgan Partners. Mr. Glat was previously the Chief Financial Officer of WestLB Panmure Securities and a Senior Manager in the Financial Services Practice of Ernst & Young. Mr. Glat holds an MBA from the University of Buffalo and a B.S. in Finance and Economics from Ithaca College. We believe Mr. Glat’s broad operational and transactional experience, and his position as Chief Financial Officer, make him well qualified to serve on our board of directors.

Daniel Mintz a member of our board of directors since our inception, has more than 30 years of private equity investment and M&A experience in Asia and the U.S. Prior to co-founding Olympus Capital in 1997, Mr. Mintz established and was head of Asia for Morgan Stanley Capital Partners (“MSCP”), the former private equity arm of Morgan Stanley, which managed over $4 billion of private equity capital. Mr. Mintz was a member of the worldwide Investment Committee of MSCP and served as a director on a number of boards of portfolio companies in Asia and the U.S. Mr. Mintz holds an MBA from the Stanford Graduate School of Business Administration and a B.A. degree magna cum laude and Phi Beta Kappa from Brown University. He was a recipient of a Fulbright Fellowship and is a member of the Council on Foreign Relations. We believe Mr. Mintz’ broad operational and transactional experience makes him well qualified to serve on our board of directors.

Gary Bennett, a member of our board of directors since January 2021, has over 35 years of experience in the life insurance industry, working for a number of international companies in Australia, Asia and North America in senior leadership positions. Mr. Bennett has been the Chairman and Chief Executive of North Star Consulting since founding the company in 2014. North Star Consulting is a consulting company that provides high level strategic advice and operational support to organizations with particular strength in interim management, Mergers & Acquisitions, new business set ups, restructuring, distribution, product development, marketing, leadership and board, advisory and investor support. Prior to his current role, Mr. Bennett served as Chairman & CEO of Seguros Monterrey New York Life in Mexico from 2014 through 2018, where he continues to be a non-executive director, serving on the audit, investment and reinsurance committees. Prior to rejoining New York Life in Mexico, Mr. Bennett had a ten year career with New York Life in Asia, where he most recently served as CEO of Asia of New York Life International, where he oversaw the company’s fully-owned and JV operations in the region and previously serving as Executive Vice President and CEO for Greater China, CEO for India and President and CEO of the company’s Hong Kong operation. Prior to joining New York Life International, Mr. Bennett was Managing Director of North Asia for Prudential Corporation Asia (PCA), where he previously served as a member of the PCA Regional Board, Life ExCo and Chairman & CEO of its life insurance companies in Japan and Korea as well as a director of PCA Asset Management, Japan. Prior to joining PCA in 2000, Mr. Bennett was Chairman and Chief Executive Officer of Colonial Mutual Group (CMG) Asia Life in Hong Kong. Mr. Bennett also currently serves as vice chair of the board of directors of 25 Point Systems, Inc. and on the advisory boards of Chief of Staff.com, LLC and Lapetus Solutions, Inc. Mr. Bennett received a B.A. in Business Administration from the University of California, Berkeley. We believe Mr. Bennett’s broad operational and transactional experience makes him well qualified to serve on our board of directors.

Alec Ellison, a member of our board of directors since January 2021, is currently the Chairman of the US business of OurCrowd International, G.P., one of the world’s leading venture investing platforms. Mr. Ellison took on this role in 2019 after serving nearly 3 years on OurCrowd’s Advisory Board. Mr. Ellison joined OurCrowd after a nearly 30-year career in investment banking focused on the technology sector. Over the course of his career, Mr. Ellison advised on over 200 completed M&A transactions in the technology sector. Mr. Ellison was formerly a Vice Chairman of Jefferies LLC, the longtime head of the firm’s Technology Investment Banking Group, and a member of the firm’s Executive Committee. Mr. Ellison joined Jefferies as part of the firm’s 2003 acquisition of Broadview International, where he was President. Mr. Ellison began his investment banking career at Morgan Stanley. After retiring from Jefferies, Mr. Ellison founded Outvest Capital to pursue a proprietary public investing strategy capitalizing on how the accelerating rate of technological change impacts companies across all industries. Mr. Ellison is a South Carolina native, resides in Connecticut, and holds a BA from Yale (summa cum laude) and an MBA with High Distinction from the Harvard Business School. We believe Mr. Ellison’s broad operational and transactional experience makes him well qualified to serve on our board of directors.

Christine Houston, a member of our board of directors since January 2021, is the Founder and Managing Director of Executive Strategies Group International Ltd. (“EGSI”), which she founded in 1998. Ms. Houston specializes in global senior level appointments throughout Asia, Europe and North America, with expertise in financial services and the professional services sector. Prior to forming EGSI, Ms. Houston worked for TASA International (subsequently TMP Search), originally as a Partner in New York and from 1994 on as the Managing Partner of the Hong Kong office, concurrently heading the Financial Services and Technology Practices in Asia, including Japan. Prior to joining TASA in 1990, Ms. Houston was a Partner at Korn Ferry International, where she focused on leading cross-border searches between the US and Asia from 1986 to 1990. Prior to entering the executive search profession, Ms. Houston was a Vice President and Managing Director of J. Walter Thompson — Japan. Her management positions at the corporate level include Director of Marketing for Revlon Japan, and executive positions with the International Division of Avon Products for the Japanese and Latin American markets. During her seven years in Japan, Ms. Houston was a founding member of Foreign Executive Women (FEW) in Japan. Ms. Houston also holds an MBA from Fordham University, and a B.A. in Economics from Hofstra University. We believe Ms. Houston’s broad operational and transactional experience makes him well qualified to serve on our board of directors.

Emmanuel Pitsilis, a member of our board of directors since January 2021, started his career with McKinsey in 1993 and left as a Senior Partner in 2014. During his 21 years with McKinsey, Mr. Pitsilis focused on building the Firm’s presence in Asia Pacific with a focus initially on Southeast Asia and then on North Asia. Mr. Pitsilis built long-lasting and deep relationships with CEOs of leading global and Asian financial services clients and with senior regulators throughout Asia. Mr. Pitsilis also held various leadership and entrepreneurial roles within McKinsey — for example, he led the build-up of McKinsey’s financial services practice in Greater China between 2006 and 2013. Mr. Pitsilis remained a senior advisor to the Firm until February 2021. Between 2014 and early 2021, Mr. Pitsilis co-founded two early stage ventures: Velotrade (a FinTech platform focused on trade-finance) and Zegal (a legaltech platform). Mr. Pitsilis remains an active investor in companies in deep tech, FinTech, and e-commerce with a focus on Asia Pacific. Since April 2021, Mr. Pitsilis has been co-head of Asia Pacific at Partners Capital, a global outsourced investment office with close to USD 50 billion in AUM. Mr. Pitsilis holds an MBA from INSEAD, a Master of Sciences from Ecole Polytechnique and a Master in Engineering from Ecole des Mines de Paris. We believe Mr. Pitsilis’ broad operational and transactional experience makes him well qualified to serve on our board of directors.

Jacob Robbins, a member of our board of directors since January 2021, is the Chief Executive Officer of Emeterra, a company he founded in 2013 to focus on the agtech and foodtech sectors using his significant global experience in agribusiness and the food and beverage sector. Emeterra partners with promising companies and globally acclaimed research institutions on disruptive technologies spanning agricultural production, post-harvest preservation, processing and logistics. Prior to Emeterra, Mr. Robbins spent 20 years from 1993 to 2013 in various executive roles with The Coca-Cola Company in multi-geographic and global executive positions, including coverage of strategic inputs for Coca-Cola’s global brands and support for the end-to-end supply chain across Asia Pacific, the Middle East & Eastern Europe. Mr. Robbins’ last role with The Coca-Cola Company was that of Managing Director covering its global system’s major agri commodities and ingredients, leading the world’s largest supply chain of sugar and starch sweeteners. Spanning over 120 countries, this also represented the biggest single area of the global Coca-Colasystem’s supply chain. Prior to joining Coca-Cola, Mr. Robbins was part of TAS, the flagship leadership development programme of the Tata Group, India’s largest business conglomerate. As part of the TAS programme, Mr. Robbins worked with Tata Steel, first in the office of the Chairman and subsequently successfully developed and led Tata Steel’s main international trading platform for agricultural commodities, establishing it with a global presence. Mr. Robbins is a Board member of JUST (Eat Just Inc), a company with food technology to find tools in the plant kingdom to make food tastier, healthier and more sustainable (e.g., its plant-based JUST Egg). Mr. Robbins serves on the Advisory Board of DouxMatok, which focuses on targeted delivery of flavour ingredients, such as sugar and salt. Mr. Robbins qualified in Management with Honours, complemented by programmes at Wharton and the Harvard Business School. Mr. Robbins also holds a Bachelor of Science in Economics with Honours. We believe Mr. Robbins’ broad operational and transactional experience makes him well qualified to serve on our board of directors.

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

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee and nominating and corporate governance committee of a listed company each be comprised solely of independent directors. Each committee operates under a charter that complies with Nasdaq rules, has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website at www.ocaacquisition.com.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, which is available on our website at www.ocaacquisition.com. We filed a copy of our Code of Business Conduct and Ethics and our committee charters as exhibits to the Registration Statement. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of Nasdaq that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairperson of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is available on our website at www.ocaacquisition.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 18,687,500 shares of our common stock, consisting of (i) 14,950,000 shares of our Class A common stock and (ii) 3,737,500 shares of our Class B common stock, issued and outstanding as of December 31, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
OCA Acquisition Holdings LLC (3)	--	--	3,737,500	100.0%	20.0%
David Shen (3)	--	--	--	--	--
Jeffrey Glat (3)	--	--	--	--	--
Daniel Mintz (3)	--	--	--	--	--
Alec Ellison (4)	--	--	--	--	--
Gary Bennett (4)	--	--	--	--	--
Christine Houston (4)	--	--	--	--	--
Emmanuel Pitsilis (4)	--	--	--	--	--
Jacob Robbins (4)	--	--	--	--	--
All executive officers and directors as a group (8 individuals)	--	--	3,737,500	100.00%	20.00%
Other 5% Owners	--	--		--
Karpus Investment Management (5)	1,582,204	10.6%	--	--	8.5%
Saba Capital Management, L.P. (6)	795,529	5.3%	--	--	4.3%
Fir Tree Capital Management, L.P. (7)	800,000	5.4%	--	--	4.3%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o OCA Acquisition Corp., 1345 Avenue of the Americas, 33rd Floor, New York, New York 10022.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in the section of this report entitled “Description of Securities.”

(3)	OCA Acquisition Holdings LLC is the record holder of the shares reported herein. Olympus Capital Asia V, L.P. currently is the majority and managing member of OCA Acquisition Holdings LLC. Messrs. Shen, Glat and Mintz are managing directors of Olympus Capital, the investment adviser to Olympus Capital Asia V, L.P., and each own indirect interests in Olympus Capital Asia V, L.P. As such, each such person may be deemed to have or share beneficial ownership of the Class B Common Stock held directly by OCA Acquisition Holdings LLC. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	OCA Acquisition Holdings LLC is the record holder of the shares reported herein. Each of Messrs. Ellison, Bennett, Pitsilis and Robbins and Ms. Houston own non-managing member interests in OCA Acquisition Holdings LLC and have no power to vote or dispose of our shares owned by OCA Acquisition Holdings LLC. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(5)	According to a Schedule 13G filed with the SEC on June 10, 2021, as amended on January 10, 2023 (the “Schedule 13G”) by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”). Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940 and shares of Class A common stock reported in the Schedule 13G are owned directly by the accounts managed by Karpus. The business address of Karpus is 183 Sully’s Trail, Pittsford, New York 14534.

(6)	According to a Schedule 13G filed with the SEC on May 27, 2021, as amended on February 14, 2022 (i) Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), (ii) Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and (iii) Mr. Boaz R. Weinstein (together, the “Reporting Persons”). The funds and accounts advised by Saba Capital have the right to receive the dividends from and proceeds of sales from the common stock. The business address of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(7)	According to a Schedule 13G filed with the SEC on February 14, 2023, by Fir Tree Capital Management LP, a Delaware limited partnership. The business address of the Reporting Person is 500 5th Avenue, 9th Floor, New York, New York 10110.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

On January 19, 2023, we held the Extension Meeting to, in part, amend our charter to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 11,049,283 public shares of our common stock properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $114,017,035.26. After the satisfaction of such redemptions, the balance in our trust account was approximately $40,251,316.60, and there were 3,900,717 public shares of our common stock outstanding. Following such redemptions, our initial stockholders owned, on an as-converted basis, approximately 49% of our outstanding common stock.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. The 2021 Note with a balance of $1,500,000 outstanding at December 31, 2022 (see discussion below) was issued under the working capital loan arrangement.

On December 14, 2021, we issued the 2021 Note, a promissory note in the principal amount of up to $1,500,000 to our sponsor. The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If we complete a business combination, we will repay the 2021 Note out of the proceeds of the trust account released to us. Otherwise, the 2021 Note will be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the 2021 Note but no proceeds from the trust account will be used to repay the 2021 Note. At the election of the sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of December 31, 2022, there was $1,500,000 outstanding under the 2021 Note.

On July 20, 2022, we issued an unsecured promissory note in the principal amount of up to $747,500 to our sponsor. The 2022 Note does not bear interest and matures upon closing of OCA’s initial business combination. In the event that we do not consummate an initial business combination, the 2022 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2022, there was $747,500 outstanding under the 2022 Note.

On January 19, 2023, we issued the Extension Note, a promissory note in the principal amount of up to $1,080,000. The Extension Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate an initial business combination, the Extension Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. Pursuant to the charter, our sponsor deposited $270,000 into the trust account in order to extend the time available for us to consummate our initial business combination. If we anticipate that we may not be able to consummate our initial business combination by April 20, 2023, and subject to our sponsor depositing additional funds into the trust account pursuant to the Extension Note, our time to consummate a business combination shall be extended for up to an additional nine months until January 20, 2024. For each monthly extension, our sponsor will deposit $90,000 into the trust account.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of each of Messrs. Bennett, Ellison, Pitsilis and Robbins and Ms. Houston is an “independent director” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees And Services

WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2022 and 2021, fees were approximately $87,000 and $104,030, for the services Withum performed in connection with our initial public offering, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and the audits of our December 31, 2022 and 2021 financial statements included in this Report.

Audit-Related Fees. For the year ended December 31, 2022 and 2021, Withum did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2022 and 2021, fees for services rendered to us for tax compliance, tax advice and tax planning by Withum were approximately $14,000 and $4,120, respectively.

All Other Fees. For the year ended December 31, 2022 and 2021, Withum did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

OCA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

OCA Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of OCA Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by April 20, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

March 31, 2023

PCAOB ID Number 100

OCA ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets:
Current Assets
Cash	$985	$194,034
Prepaid expenses	—	63,613
Total current assets	985	257,647

Marketable securities held in trust account	153,980,991	151,775,132
Total Assets	$153,981,976	$152,032,779

Liabilities and Stockholders’ Deficit
Current liabilities
Accrued expenses	$248,060	$391,496
Due to related party	391,118	117,223
Convertible promissory notes – related party	2,247,500	1,000,000
Income tax payable	11,965	—
Total current liabilities	2,898,643	1,508,719

Deferred underwriting fee	5,232,500	5,232,500
Warrant liability	145,325	6,982,658
Total Liabilities	8,276,468	13,723,877

Commitments
Class A common stock subject to possible redemption, 14,950,000 shares issued and outstanding at redemption value of $10.30 and $10.15 at December 31, 2022 and 2021, respectively	153,928,977	151,742,500

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 14,950,000 and no shares subject to possible redemption) at December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,737,500 shares issued and outstanding at December 31, 2022 and 2021	374	374
Additional paid-in capital	—	—
Accumulated deficit	(8,223,843)	(13,433,972)
Total Stockholders’ Deficit	(8,223,469)	(13,433,598)
Total Liabilities and Stockholders’ Deficit	$153,981,976	$152,032,779

The accompanying notes are an integral part of the financial statements.

OCA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021

Formation and operating costs	$1,250,458	$2,556,567
Loss from operations	(1,250,458)	(2,556,567)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,193,696	32,632
Offering costs allocated to warrants	—	(438,287)
Change in fair value of warrant liability	6,837,333	7,549,843
Total other income, net	9,031,029	7,144,188

Income before provision for income taxes	7,780,571	4,587,621
Provision for income taxes	(383,965)	—
Net income	$7,396,606	$4,587,621

Weighted average shares outstanding of Class A common stock	14,950,000	14,130,822
Basic and diluted net income per share, Class A common stock	$0.40	$0.26
Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500
Basic and diluted net income per share, Class B common stock	$0.40	$0.26

The accompanying notes are an integral part of the financial statements.

OCA ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class B Common stock		Additional Paid-in	Retained	Total Stockholders’ Equity
	Shares	Amount	Capital	Earnings	(Deficit)
Balance as of January 1, 2021	3,737,500	$374	$24,626	$(1,272)	$23,728

Accretion of Class A common stock subject to redemption	—	—	(24,626)	(18,020,321)	(18,044,947)

Net Income	—	—	—	4,587,621	4,587,621
Balance as of December 31, 2021	3,737,500	$374	$—	$(13,433,972)	$(13,433,598)

Accretion of Class A common stock subject to redemption	—	—	—	(2,186,477)	(2,186,477)

Net Income	—	—	—	7,396,606	7,396,606
Balance as of December 31, 2022	3,737,500	$374	$—	$(8,223,843)	$(8,223,469)

The accompanying notes are an integral part of the financial statements.

OCA ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,396,606	$4,587,621
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,193,696)	(32,632)
Offering costs allocated to warrants	—	438,287
Change in fair value of warrant liability	(6,837,333)	(7,549,843)
Changes in operating assets and liabilities:
Prepaid expenses	63,613	(63,613)
Other assets	—	—
Accrued expenses	(143,436)	321,049
Due to related party	273,895	117,223
Income tax payable	11,965	—
Net cash used in operating activities	(1,428,386)	(2,181,908)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(747,500)	(151,742,500)
Interest withdrawn from Trust Account to pay for franchise and federal income taxes	735,337	—
Net cash used in investing activities	(12,163)	(151,742,500)

Cash Flows from Financing Activities:
Proceeds from issuance of Units, net of underwriting discount	—	146,510,000
Proceeds from issuance of Private Placement Warrants	—	7,057,500
Proceeds from promissory note – related party	500,000	1,010,800
Proceeds from convertible promissory note – related party	747,500	—
Repayment of promissory note – related party	—	(152,251)
Payment of offering costs	—	(307,641)
Net cash provided by financing activities	1,247,500	154,118,408

Net change in cash	(193,049)	194,000
Cash, beginning of year	194,034	34
Cash, end of the year	$985	$194,034

Supplemental disclosure of cash flow information:
Deferred underwriting commissions payable charged to additional paid in capital	$—	$5,232,500

The accompanying notes are an integral part of the financial statements.

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

OCA Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 28, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and the IPO (as defined and described below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Following the closing of the IPO on January 20, 2021, $151,742,500 (approximately $10.15 per Unit, which does not take into account contributions to the trust account by the Sponsor in connection with our charter extension amendments) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants were placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from this offering and the sale of the private placement warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination by the Termination Date (as defined below). On January 19, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing deposit account until the earlier of the Company’s initial Business Combination or its liquidation. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.15 per share, which does not take into account contributions to the trust account by the Sponsor in connection with our charter extension amendments, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

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

On July 15, 2022, the board of directors of the Company elected to extend the date by which the Company has to consummate a Business Combination from July 20, 2022 to January 20, 2023 (the “Extension”), as permitted under the Company’s amended and restated certificate of incorporation. On July 20, 2022, the Company issued a promissory note in the principal amount of up to $747,500 to the Company’s Sponsor, and on July 25, 2022, the Sponsor deposited $747,500 (representing $0.05 per public share) into the Company’s Trust Account for its public stockholders. This deposit enabled the Company to extend the date by which the Company has to complete its initial business combination from July 20, 2022 to January 20, 2023. On January 19, 2023, OCA held the Extension Meeting to approve an amendment to OCA’s amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date (the “Termination Date”) by which OCA has to consummate a business combination from January 20, 2023 (the “Original Termination Date”) to April 20, 2023 (the “Charter Extension Date”) and to allow OCA, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of OCA’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 20, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). The stockholders of OCA approved the Extension Amendment Proposal at the Extension Meeting and on January 19, 2023, OCA filed the Charter Amendment with the Delaware Secretary of State (Note 10). As a result of the Extension and the Charter Amendment, the Company will have up to 36 months from January 20, 2021, the closing of the IPO to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in the Registration Statement, and then seek to dissolve and liquidate.

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

Liquidity and Going Concern Consideration

As of December 31, 2022 and 2021, the Company had $985 and $194,034 in cash, respectively, and working capital deficit of $2,897,658 and $1,251,072, respectively, which would be reduced by expenses incurred working on a Business Combination after the balance sheet dates.

During the year ended December 31, 2022, the Company satisfied its liquidity needs primarily through funding by its Sponsor. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor). The Company intends to complete a Business Combination before the mandatory liquidation date.

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

On March 10, 2023, the Company’s bank, Silicon Valley Bank, became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (FDIC) was appointed as its receiver. The Company held deposits with this bank. As a result of the actions by the FDIC, the Company’s insured and uninsured deposited have been restored.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company did not have any cash equivalents.

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, the investment in the Trust Account was held in marketable securities which are reported at fair market value. The Company’s portfolio of marketable securities held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are included in gain on investment held in Trust Account. The estimated fair values of the marketable securities held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts. However, any loss or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Class A Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity (deficit). The Company’s Class A Common Stock contains certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 14,950,000 shares of Class A Common Stock subject to possible redemption are presented as, at redemption value, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of December 31, 2022 and 2021, the Company recorded an accretion of $2,186,477 and $18,044,947, respectively, which is in accumulated deficit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. At December 31, 2022 and 2021, the Company’s deferred tax assets was $780,567 and $622,333 and a valuation allowance of $780,567 and $622,333, respectively (See Note 9).

The Company has identified the United States as its only “major” tax jurisdiction.

Net Income (Loss) per Common Share

The Company has two classes of common stock, Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and Class B common stock, par value $0.0001 per share (“Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”). Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,532,500 of the Company’s Class A Common Stock in the calculation of diluted income per share for the years ended December 31, 2022 and 2021, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net loss per common share for the period. Accretion associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

Reconciliation of Net Income (Loss) per Common Share

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Accordingly, basic and diluted income (loss) per common share of Class A common stock and Class B common stock is calculated as follows:

	Year Ended December 31,
	2022	2021
Net income per share for Class A common stock:
Net income	$7,396,606	$4,587,621
Less: Allocation of income to Class B common stock	(1,479,321)	959,588
Adjusted net income	$5,917,285	$3,628,033

Weighted average shares outstanding of Class A common stock	14,950,000	14,130,822
Basic and diluted net income per share, Class A common stock	$0.40	$0.26

Net income per share for Class B common stock:
Net income	$7,396,606	$4,587,621
Less: Allocation of income to Class A common stock	(5,917,285)	3,628,033
Adjusted net income	$1,479,321	$959,588

Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500
Basic and diluted net income per share, Class B common stock	$0.40	$0.26

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of ASU 2020-06 would not have an impact on our financial statements.

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 7,057,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,057,500, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

Each Private Placement Warrant was identical to the Public Warrants sold in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A Common Stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, and (iii) may be exercised by the holders on a cashless basis. The Company’s Sponsor has agreed to (i) waive its redemption rights with respect to its founder shares and public shares in connection with the completion of the Company’s initial Business Combination, (ii) waive its redemption rights with respect to its founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination by April 20, 2023 from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if the Company fails to complete its initial Business Combination by April 20, 2023. In addition, the Company’s Sponsor has agreed to vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of the Company’s initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

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

On December 14, 2021, the Company issued a promissory note in the principal amount of up to $1,500,000 to the Sponsor (the “2021 Note”). The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of December 31, 2022 and 2021, there were amounts of $1,500,000 and $1,000,000 outstanding, respectively, under the 2021 Note.

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

On January 19, 2023, the Company issued the Extension Note, a promissory note in the principal amount of up to $1,080,000. The Extension Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate an initial business combination, the Extension Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. Pursuant to the charter, our sponsor deposited $270,000 into the trust account in order for the time available for us to consummate our initial business combination to be extended. If we anticipate that we may not be able to consummate our initial business combination by April 20, 2023, and subject to our sponsor depositing additional funds into the trust account pursuant to the Extension Note, our time to consummate a business combination shall be extended for up to an additional nine months until January 20, 2024. For each monthly extension, our sponsor will deposit $90,000 into the trust account.

Administrative Service Fee

Effective January 20, 2021, the Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2022 and 2021, the Company incurred $180,000 and $172,500, respectively, in administrative service fees. At December 31, 2022 and 2021, the Company owed the Sponsor $45,000 and $30,000, respectively, for amounts under this administrative support services agreement. This amount has been recorded in due to related party.

For the year ended December 31, 2022 the Company incurred an additional $108,678 for shared service expenses from the Sponsor primarily relating to legal services. The Company paid the Sponsor for the shared services and has a $67,338 balance at December 31, 2022. As of December 31, 2021, the Company owed the affiliate $87,223 ($117,223 in total, including the amount owed under the administrative support services agreement) for expenses paid on behalf of the Company. These amounts have been recorded in due to related party.

Advances from Sponsor

At December 31, 2022, the Company has recorded a total of $278,780 in due to related party for advances from the Sponsor to cover expenses. As of December 31, 2021, the Company owed the affiliate $87,223 ($117,223 in total, including the amount owed under the administrative support services agreement) for expenses paid on behalf of the Company.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock —The Company is authorized to issue a total of 100,000,000 Class A Common Stock at par value of $0.0001 each. At December 31, 2022 and 2021, there were 14,950,000 shares issued and outstanding, including 14,950,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B Common Stock at par value of $0.0001 each. At December 31, 2022 and 2021, there were 3,737,500 shares issued and outstanding.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable Securities held in Trust Account	$153,980,991	$153,980,991	$—	$—
	$153,980,991	$153,980,991	$—	$—
Liabilities:
Public Warrants Liability	$74,750	$—	$74,750	$—
Private Placement Warrants Liability	70,575	—	—	70,575
	$145,325	$—	$74,750	$70,575

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

The Company established the initial fair value of the Public Warrants on January 20, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of December 31, 2022 and 2021 by using the associated trading price of the Public Warrants. The Company established the initial fair value of the Private Placement Warrants on January 20, 2021 and on December 31, 2022 and December 31, 2021 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The most significant unobservable input was the volatility. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The Public Warrants were subsequently transferred out of Level 3 and classified as Level 1, as of December 31, 2021, as the subsequent valuation was based upon the trading price of the Public Warrants. The Public Warrants were then transferred out of Level 1 and classified as Level 2 as of December 31, 2022, as there was no trading activity to support Level 1 valuation as of December 31, 2022. The Private Placement Warrants were classified as Level 3 at December 31, 2022 and 2021 due to the use of unobservable inputs.

The following table presents the changes in the fair value of Level 3 warrant liabilities for the years ended December 31, 2022 and 2021:

Level 3 Warrant Liabilities
Fair value as of December 31, 2021	$3,394,658
Change in fair value	(3,324,083)
Fair value as of December 31, 2022	$70,575

Level 3 Warrant Liabilities
Fair Value as of December 31, 2020	$-
Initial measurement on January 20, 2021	15,026,525
Change in valuation as of December 31, 2021	(6,474,118)
Transfer of Public Warrants to Level 1	(5,157,749)
Fair Value as of December 31, 2021	$3,394,658

The key inputs into the modified Black Scholes calculation as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Inputs
Risk-free interest rate	4.73%	1.31%
Expected term (years)	1.00	5.50
Expected volatility	4.14%	8.46%
Exercise price	$11.50	$11.50
Stock price	$10.27	$9.92

NOTE 9. INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset
Organizational costs/Start-up costs	$780,662	$537,146
Federal net operating loss	(95)	85,187
Total deferred tax asset	780,567	622,334
Valuation allowance	(780,567)	(622,334)
Deferred tax asset, net of allowance	$-	$-

The income tax provision consists of the following:

	December 31, 2022	December 31, 2021
Federal
Current	$383,965	$-
Deferred	(158,233)	622,334
State
Current
Deferred	-	-
Change in valuation allowance	158,233	(622,334)
Income tax provision	$383,965	$-

The Company had no net operating loss carryforward as of December 31, 2022 and 2021.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $158,233 and $622,334, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021

Statutory federal income tax rate	21.00%	21.00%
Deferred tax liability change in rate
Permanent book/tax differences	(18.46)%	-34.56%
Acquisition facilitative expenses	0.34%	0.00%
Change in valuation allowance	2.00%	13.56
Income tax provision	4.88%	0.00%

The permanent book/tax differences relate to unrealized gains on warrant liability valuation change of $6,837,333, acquisition facilitative expenses of $124,504 and tax interest and penalties of $7,173. The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, other than stated below and as discussed in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 19, 2023, the stockholders of OCA approved the Extension Amendment Proposal at the Extension Meeting. Accordingly, on January 19, 2023, OCA issued an unsecured promissory note in the principal amount of $1,080,000 to the Sponsor. The Note does not bear interest and matures upon closing of OCA’s initial business combination. In the event that OCA does not consummate a Business Combination, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Within five (5) business days after the date of the Extension Meeting, the proceeds of the Note will be deposited in the Trust Account in connection with the Charter Amendment.

On January 19, 2023, OCA held the Extension Meeting to approve an amendment to OCA’s amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date (the “Termination Date”) by which OCA has to consummate a business combination from January 20, 2023 (the “Original Termination Date”) to April 20, 2023 (the “Charter Extension Date”) and to allow OCA, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of OCA’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 20, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). The stockholders of OCA approved the Extension Amendment Proposal at the Extension Meeting and on January 19, 2023, OCA filed the Charter Amendment with the Delaware Secretary of State.

In connection with the vote to approve the Charter Amendment, the holders of 11,049,283 public shares of common stock of OCA properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.31 per share, for an aggregate redemption amount of approximately $114,017,035.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 14, 2021, by and among the Company, Stifel, Nicolaus & Company, Incorporated and Nomura Securities International, Inc., as representatives of the several underwriters. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Bylaws. (1)
3.3	Amendment to Amended and Restated Certificate of Incorporation. (6)
4.1	Warrant Agreement, dated January 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.2	Specimen Unit Certificate. (2)
4.3	Specimen Class A Common Stock Certificate. (2)
4.4	Specimen Warrant Certificate. (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated January 14, 2021, by and among the Company, its officers and directors and the Sponsor. (3)
10.2	Investment Management Trust Agreement, dated January 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Registration and Stockholder Rights Agreement, dated January 14, 2021, by and between the Company and certain security holders. (3)
10.4	Administrative Support Agreement, dated January 14, 2021, by and between the Company and Olympus Capital Holdings Asia, LLC. (3)
10.5	Warrant Purchase Agreement, dated January 14, 2021, by and between the Company and the Sponsor. (3)
10.6	Founder Shares Subscription Agreement, dated July 28, 2020, between the Registrant and OCA Acquisition Holdings LLC. (1)
10.7	Form of Indemnity Agreement. (2)
10.8	Promissory Note issued in favor of OCA Acquisition Holdings LLC, dated July 28, 2020. (1)
10.9	Promissory Note issued in favor of OCA Acquisition Holdings LLC, dated December 14, 2021. (4)
10.10	Promissory Note issued in favor of OCA Acquisition Holdings LLC, dated July 20, 2022. (5)
10.11	Promissory Note issued in favor of OCA Acquisition Holdings LLC, dated January 19, 2023. (6)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on December 23, 2020 (File No. 333-251617).
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 11, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2021.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2021.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 25, 2022.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 20, 2023.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	OCA Acquisition Corp.

	By:	/s/ David Shen
	Name:	David Shen
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David Shen	Chief Executive Officer and President	March 31, 2023
David Shen	(Principal Executive Officer)

/s/ Jeffrey Glat	Chief Financial Officer, Secretary and Treasurer	March 31, 2023
Jeffrey Glat	(Principal Financial and Accounting Officer)

/s/ Daniel Mintz	Director	March 31, 2023
Daniel Mintz

/s/ Gary Bennett	Director	March 31, 2023
Gary Bennett

/s/ Alec Ellison	Director	March 31, 2023
Alec Ellison

/s/ Christine Houston	Director	March 31, 2023
Christine Houston

/s/ Emmanuel Pitsilis	Director	March 31, 2023
Emmanuel Pitsilis

/s/ Jacob Robbins	Director	March 31, 2023
Jacob Robbins