Form 10-Q
period 2023-03-31
OCA Acquisition Corp.
filed 2023-05-15
CIK 1820175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 3,900,717 shares of Class A common stock, par value $0.0001 per share, and 3,737,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

OCA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OCA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets:
Current Assets:
Cash	$6,724	$985
Prepaid expenses	132,858	—
Total current assets	139,582	985

Cash and Marketable securities held in trust account	40,780,502	153,980,991
Total Assets	$40,920,084	$153,981,976

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$348,044	$248,060
Due to related party	833,212	391,118
Convertible promissory notes - related party	2,517,500	2,247,500
Income tax payable	124,650	11,965
Total current liabilities	3,823,406	2,898,643

Deferred underwriting fee	5,232,500	5,232,500
Warrant liability	1,162,600	145,325
Total liabilities	10,218,506	8,276,468

Commitments
Class A common stock subject to possible redemption, 3,900,717 and 14,950,000 shares issued and outstanding at redemption value of $10.41 and $10.30 at March 31, 2023 and December 31, 2022, respectively	40,605,853	153,928,977

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 3,900,717 and 14,950,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,737,500 shares issued and outstanding at March 31, 2023 and December 31, 2022	374	374
Additional paid-in capital	—	—
Accumulated deficit	(9,904,649)	(8,223,843)
Total stockholders’ deficit	(9,904,275)	(8,223,469)
Total Liabilities and Stockholders’ Deficit	$40,920,084	$153,981,976

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Formation and operating costs	$443,531	$431,032
Loss from operations	(443,531)	(431,032)

Other (expense) income:
Interest earned on cash and marketable securities held in Trust Account	586,596	15,284
Change in fair value of warrant liability	(1,017,275)	4,657,458
Total other (expense) income, net	(430,679)	4,672,742

(Loss) Income before provision for income taxes	(874,210)	4,241,710
Provision for income taxes	112,685	—
Net (loss) income	$(986,895)	$4,241,710

Weighted average shares outstanding of Class A common stock	6,110,574	14,950,000
Basic and diluted net (loss) income per share, Class A common stock	$(0.10)	$0.23
Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500
Basic and diluted net (loss) income per share, Class B common stock	$(0.10)	$0.23

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	3,737,500	$374	$—	$(8,223,843)	$(8,223,469)

Accretion of Class A common stock subject to redemption	—	—	—	(693,911)	(693,911)

Net loss	—	—	—	(986,895)	(986,895)
Balance as of March 31, 2023 (unaudited)	3,737,500	$374	$—	$(9,904,649)	$(9,904,275)

THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	3,737,500	$374	$—	$(13,433,972)	$(13,433,598)

Net income	—	—	—	4,241,710	4,241,710
Balance as of March 31, 2022 (unaudited)	3,737,500	$374	$—	$(9,192,262)	$(9,191,888)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(986,895)	$4,241,710
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(586,596)	(15,284)
Change in fair value of warrant liability	1,017,275	(4,657,458)
Changes in operating assets and liabilities:
Prepaid expenses	(132,858)	(20,755)
Accrued expenses	99,984	(127,487)
Due to related party	442,094	385,963
Income tax payable	112,685	—
Net cash used in operating activities	(34,311)	(193,311)

Cash Flows from Investing Activities:
Deposit into Trust for Extension	(270,000)	—
Interest withdrawn from Trust Account to pay for franchise and federal income taxes	40,050	—
Cash withdrawn for redemptions	(114,017,035)	—
Net cash used in investing activities	(114,246,985)	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	270,000	—
Redemption of common stock	114,017,035	—
Net cash provided by financing activities	114,287,035	—

Net change in cash	5,739	(193,311)
Cash, beginning of period	985	194,034
Cash, end of the period	$6,724	$723

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Note 1 — Organization and Business Operations

OCA Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 28, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and the IPO (as defined and described below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

MARCH 31, 2023

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

On July 15, 2022, the board of directors of the Company elected to extend the date by which the Company has to consummate a Business Combination from July 20, 2022 to January 20, 2023 (the “Extension”), as permitted under the Company’s amended and restated certificate of incorporation. On July 20, 2022, the Company issued a promissory note in the principal amount of up to $747,500 to the Company’s Sponsor, and on July 25, 2022, the Sponsor deposited $747,500 (representing $0.05 per public share) into the Company’s Trust Account for its public stockholders. This deposit enabled the Company to extend the date by which the Company has to complete its initial business combination from July 20, 2022 to January 20, 2023. On January 19, 2023, OCA held the Extension Meeting to approve an amendment to OCA’s amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date (the “Termination Date”) by which OCA has to consummate a business combination from January 20, 2023 (the “Original Termination Date”) to April 20, 2023 (the “Charter Extension Date”) and to allow OCA, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of OCA’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 20, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). The stockholders of OCA approved the Extension Amendment Proposal at the Extension Meeting and on January 19, 2023, OCA filed the Charter Amendment with the Delaware Secretary of State. On April 17, 2023, the board of directors of the Company approved an extension of the Termination Date from April 20, 2023 to May 20, 2023 and a draw of an aggregate of $90,000 pursuant to the Extension Note (as defined below).

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Liquidity and Going Concern Consideration

As of March 31, 2023, the Company had $6,724 and working capital deficit of $3,683,824, which would be reduced by expenses incurred working on a Business Combination after the condensed balance sheet dates.

During the three months ended March 31, 2023, the Company satisfied its liquidity needs primarily through funding by its Sponsor. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor). On April 17, 2023, the board of directors of the Company approved an extension of the Termination Date from April 20, 2023 to May 20, 2023 and a draw of an aggregate of $90,000 pursuant to the Extension Note. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

On January 18, 2023, the Company’s stockholders redeemed 11,049,283 public shares of common stock for a total of $114,017,035. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status of completing a Business Combination as well as variability of its liquidation date as of March 31, 2023 and determined no excise tax liability should be recorded at this time. If the Company enters into and closes a business combination, or liquidates after December 31, 2023, the excise tax, if any, will become payable.

On March 10, 2023, the Company’s bank, Silicon Valley Bank, became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (FDIC) was appointed as its receiver. The Company held deposits with this bank. As a result of the actions by the FDIC, the Company’s insured and uninsured deposits have been restored.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022.

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

MARCH 31, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company did not have any cash equivalents.

Cash and Marketable Securities Held in Trust Account

At March 31, 2023 the investment in the Trust Account was held in a demand deposit account. At December 31, 2022, the investment in the Trust Account were held in marketable securities which are reported at fair market value. The Company’s portfolio of marketable securities held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities were included in gain on investment held in Trust Account. The estimated fair values of the marketable securities held in the Trust Account were determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts. However, any loss or lack of access to such funds could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

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

MARCH 31, 2023

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Class A Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity (deficit). The Company’s Class A Common Stock contains certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 3,900,717 and 14,950,000 shares of Class A Common Stock subject to possible redemption are presented as, at redemption value, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of March 31, 2023 and December 31, 2022, the Company recorded an accretion of $693,911 and $2,186,477, respectively, which is in accumulated deficit.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 12.9% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

The Company has two classes of common stock, Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and Class B common stock, par value $0.0001 per share (“Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”). Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,532,500 of the Company’s Class A Common Stock in the calculation of diluted income per share for the three months ended March 31, 2023 and 2021, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net loss per common share for the period. Accretion associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Reconciliation of Net Income (Loss) per Common Share

The Company’s condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Accordingly, basic and diluted income (loss) per common share of Class A common stock and Class B common stock is calculated as follows:

	Three Months Ended March 31,
	2023	2022
Net (loss) income per share for Class A common stock:
Net (loss) income	$(986,895)	$4,241,710
Less: Allocation of income to Class B common stock	374,542	(848,342)
Adjusted net (loss) income	$(612,353)	$3,393,368

Weighted average shares outstanding of Class A common stock	6,110,574	14,950,000
Basic and diluted net (loss) income per share, Class A common stock	$(0.10)	$0.23

Net (loss) income per share for Class B common stock:
Net (loss) income	$(986,895)	$4,241,710
Less: Allocation of income to Class A common stock	612,353	(3,393,368)
Adjusted net (loss) income	$(374,542)	$848,342

Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500
Basic and diluted net (loss) income per share, Class B common stock	$(0.10)	$0.23

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

MARCH 31, 2023

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

MARCH 31, 2023

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 7,057,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,057,500, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

Each Private Placement Warrant was identical to the Public Warrants sold in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A Common Stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, and (iii) may be exercised by the holders on a cashless basis. The Company’s Sponsor has agreed to (i) waive its redemption rights with respect to its founder shares and public shares in connection with the completion of the Company’s initial Business Combination, (ii) waive its redemption rights with respect to its founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination by April 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if the Company fails to complete its initial Business Combination by April 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor). On April 17, 2023, the board of directors of the Company approved an extension of the Termination Date from April 20, 2023 to May 20, 2023 and a draw of an aggregate of $90,000 pursuant to the Extension Note. In addition, the Company’s Sponsor has agreed to vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of the Company’s initial Business Combination.

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

MARCH 31, 2023

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

On December 14, 2021, the Company issued a promissory note in the principal amount of up to $1,500,000 to the Sponsor (the “2021 Note”). The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of March 31, 2023 and December 31, 2022, there were amounts of $1,500,000 outstanding, under the 2021 Note.

Related Party Extension Loans

On July 15, 2022, the Company’s board of directors has elected to extend the date by which the Company has to consummate a business combination from July 20, 2022 to January 20, 2023 (the “Extension”), as permitted under the Company’s amended and restated certificate of incorporation. In connection with the Extension, on July 20, 2022, the Company’s sponsor, OCA Acquisition Holdings LLC, deposited an aggregate of $747,500 (representing $0.05 per public share) into the Company’s Trust Account. The Extension provides the Company with additional time to complete its initial business combination. The loan may be settled in whole warrants to purchase Class A common stock of the Company at a conversion price equal to $1.00 per warrant. The loan will not bear any interest and will be repayable to OCA Acquisition Holdings LLC upon the earlier of the date on which the Company consummates its initial Business Combination and the date that the winding up of the Company is effective.

On January 19, 2023, the Company issued the Extension Note, a promissory note in the principal amount of up to $1,080,000. The Extension Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate an initial business combination, the Extension Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. Pursuant to the charter, our sponsor deposited $270,000 into the trust account in order for the time available for us to consummate our initial business combination to be extended. If we anticipate that we may not be able to consummate our initial business combination by April 20, 2023, and subject to our sponsor depositing additional funds into the trust account pursuant to the Extension Note, our time to consummate a business combination shall be extended for up to an additional nine months until January 20, 2024. For each monthly extension, our sponsor will deposit $90,000 into the trust account. On April 17, 2023, the board of directors of the Company approved an extension of the Termination Date from April 20, 2023 to May 20, 2023 and a draw of an aggregate of $90,000 pursuant to the Extension Note.

The Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a Business Combination, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Within five (5) business days after the date of the Extension Meeting, the proceeds of the Note will be deposited in the Trust Account in connection with the Charter Amendment.

Administrative Service Fee

Effective January 20, 2021, the Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred $45,000 in administrative service fees. At March 31, 2023 and December 31, 2022, the Company owed the Sponsor’s affiliate $45,000 for amounts under this administrative support services agreement. This amount has been recorded in due to related party.

For the three months ended March 31, 2023 and 2022, the Company incurred an additional $59,432 and $19,600, respectively, for shared service expenses from the Sponsor primarily relating to legal services. The Company has a $59,432 balance for shared services at March 31, 2023. This amount has been recorded in due to related party.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Advances from Sponsor

At March 31, 2023 and December 31, 2022, the Company has recorded a total of $728,780 and $278,780 in due to related party for advances from the Sponsor to cover expenses, respectively.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue a total of 100,000,000 Class A Common Stock at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were 3,900,717 and 14,950,000 shares issued and outstanding, respectively, including 3,900,717 and 14,950,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B Common Stock at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were 3,737,500 shares issued and outstanding.

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

MARCH 31, 2023

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants Liability	$598,000	$—	$598,000	$—
Private Placement Warrants Liability	564,600	—	—	564,600
	$1,162,600	$—	$598,000	$564,600

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Company established the initial fair value of the Public Warrants on January 20, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of March 31, 2023 and December 31, 2022 by using the associated trading price of the Public Warrants. The Company established the initial fair value of the Private Placement Warrants on January 20, 2021 and on March 31, 2023 and December 31, 2022 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The most significant unobservable input was the volatility. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The Public Warrants were subsequently transferred out of Level 3 and classified as Level 1, as of December 31, 2021, as the subsequent valuation was based upon the trading price of the Public Warrants. The Public Warrants were then transferred out of Level 1 and classified as Level 2 as of December 31, 2022, as there was no trading activity to support Level 1 valuation as of December 31, 2022. The Private Placement Warrants were classified as Level 3 at March 31, 2023 and December 31, 2022 due to the use of unobservable inputs.

There were no transfers to/from Level 1, 2, or 3 during the three months ended March 31, 2023. The following table presents the changes in the fair value of Level 3 warrant liabilities for the three months ended March 31, 2023 and 2022:

Level 3 Warrant Liabilities
Fair value as of December 31, 2022	$70,575
Change in fair value	494,025
Fair value as of March 31, 2023	$564,600

Level 3 Warrant Liabilities
Fair value as of December 31, 2021	$3,394,658
Change in fair value	(2,265,458)
Fair value as of March 31, 2022	$1,129,200

The key inputs into the modified Black Scholes calculation as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Inputs
Risk-free interest rate	3.59%	4.73%
Expected term (years)	5.25	1.00
Expected volatility	2.91%	4.14%
Exercise price	$11.50	$11.50
Stock price	$10.39	$10.27

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, besides the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 17, 2023, the board of directors of the Company approved an extension of the Termination Date from April 20, 2023 to May 20, 2023 and a draw of an aggregate of $90,000 pursuant to the Extension Note. The Extension is the first of nine one-month extensions permitted under the Company’s amended and restated certificate of incorporation and provides the Company with additional time to complete its initial business combination.

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

On January 19, 2023, we held the Extension Meeting to, in part, amend our charter to extend the date by which we have to consummate a business combination from January 20, 2023 to April 20, 2023 (or up to January 20, 2024, if extended at the request of our sponsor). On April 17, 2023, the board of directors of the Company approved an extension of the Termination Date from April 20, 2023 to May 20, 2023 and a draw of an aggregate of $90,000 pursuant to the Extension Note (as defined below). In connection with the extension vote, 11,049,283 public shares of our common stock were redeemed for an aggregate redemption amount of approximately $114,017,035.26. After the satisfaction of such redemptions, the balance in our trust account was approximately $40,251,316.60.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of approximately $1 million which included loss from operations of approximately $0.4 million, change in fair value of warrant liabilities of $1 million and provision for income tax of $0.1 million, offset by interest earned on trust account of approximately $0.6 million.

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

Liquidity and Going Concern

As of March 31, 2023, we had $6,724 in our operating bank account and working capital deficit of $3,683,824.

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

On December 14, 2021, we issued the 2021 Note in the principal amount of up to $1,500,000 to our sponsor. The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If we complete a business combination, we will repay the 2021 Note out of the proceeds of the trust account released to us. Otherwise, the 2021 Note will be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the 2021 Note but no proceeds from the trust account will be used to repay the 2021 Note. At the election of the sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of March 31, 2023 and December 31, 2022, there was $1,500,000 outstanding under the 2021 Note.

On July 20, 2022, we issued an unsecured promissory note in the principal amount of up to $747,500 (the “2022 Note”) to our sponsor. The 2022 Note does not bear interest and matures upon closing of OCA’s initial business combination. In the event that we do not consummate an initial business combination, the 2022 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. As of March 31, 2023 and December 31, 2022, there was $1,017,500 and $747,500 outstanding under the 2022 Note, respectively.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor) to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor). On April 17, 2023, the board of directors of the Company approved an extension of the Termination Date from April 20, 2023 to May 20, 2023 and a draw of an aggregate of $90,000 pursuant to the Extension Note. The Company intends to complete an initial business combination before the mandatory liquidation date.

Contractual Obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than deferred underwriting fees of $5,232,500, $1,500,000 outstanding under the 2021 Note and $728,780 of amounts due to our Sponsor at March 31, 2023.

Critical Accounting Estimates

Use of Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

The estimates used to calculate the fair value of our derivative assets and liabilities change at each balance sheet date based on our stock price and other assumptions. If our assumptions change or we experience significant volatility in our stock price or interest rates, the fair value calculated from one balance sheet period to the next could be materially different.

Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the years ended December 31, 2022 filed with the SEC. Any of these factors could result in a material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

OCA ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ David Shen
	Name:	David Shen
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Jeffrey Glat
	Name:	Jeffrey Glat
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)