Form 10-Q
period 2023-06-30
OCA Acquisition Corp.
filed 2023-08-10
CIK 1820175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, there were 3,900,717 shares of Class A common stock, par value $0.0001 per share, and 3,737,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

OCA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OCA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current Assets:
Cash	$1,742	$985
Prepaid expenses	138,382	—
Total current assets	140,124	985
Cash and Marketable securities held in trust account	41,102,224	153,980,991
Total Assets	$41,242,348	$153,981,976

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$191,980	$248,060
Due to related party	1,151,965	391,118
Convertible promissory notes - related party	2,787,500	2,247,500
Income tax payable	—	11,965
Total current liabilities	4,131,445	2,898,643

Deferred underwriting fee	5,232,500	5,232,500
Warrant liability	581,300	145,325
Total liabilities	9,945,245	8,276,468

Commitments
Class A common stock subject to possible redemption, 3,900,717 and 14,950,000 shares issued and outstanding at redemption value of $10.53 and $10.30 at June 30, 2023 and December 31, 2022, respectively	41,082,424	153,928,977

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 3,900,717 and 14,950,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,737,500 shares issued and outstanding at June 30, 2023 and December 31, 2022	374	374
Additional paid-in capital	—	—
Accumulated deficit	(9,785,695)	(8,223,843)
Total stockholders’ deficit	(9,785,321)	(8,223,469)
Total Liabilities and Stockholders’ Deficit	$41,242,348	$153,981,976

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$289,501	$192,789	$733,032	$623,821
Loss from operations	(289,501)	(192,789)	(733,032)	(623,821)

Other income:
Interest earned on cash and marketable securities held in Trust Account	371,172	204,947	957,768	220,231
Change in fair value of warrant liability	581,300	1,598,575	(435,975)	6,256,033
Total other income, net	952,472	1,803,522	521,793	6,476,264

Income (loss) before provision for income taxes	662,971	1,610,733	(211,239)	5,852,443
Provision for income taxes	67,446	9,033	180,131	9,033
Net income (loss)	$595,525	$1,601,700	$(391,370)	$5,843,410

Weighted average shares outstanding of Class A common stock	3,900,717	14,950,000	4,999,541	14,950,000
Basic and diluted net income (loss) per share, Class A common stock	$0.08	$0.09	$(0.04)	$0.31
Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500	3,737,500	3,737,500
Basic and diluted net income (loss) per share, Class B common stock	$0.08	$0.09	$(0.04)	$0.31

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	3,737,500	$374	$—	$(8,223,843)	$(8,223,469)

Accretion of Class A common stock subject to redemption	—	—	—	(693,911)	(693,911)

Net loss	—	—	—	(986,895)	(986,895)
Balance as of March 31, 2023 (unaudited)	3,737,500	$374	$—	$(9,904,649)	$(9,904,275)

Accretion of Class A common stock subject to redemption	—	—	—	(476,571)	(476,571)

Net income	—	—	—	595,525	595,525
Balance as of June 30, 2023 (unaudited)	3,737,500	$374	$—	$(9,785,695)	$(9,785,321)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B		Additional		Total
	Common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance as of January 1, 2022	3,737,500	$374	$—	$(13,433,972)	$(13,433,598)

Net income	—	—	—	4,241,710	4,241,710
Balance as of March 31, 2022 (unaudited)	3,737,500	374	—	(9,192,262)	(9,191,888)

Net income	—	—	—	1,601,700	1,601,700
Balance as of June 30, 2022 (unaudited)	3,737,500	$374	$—	$(7,590,562)	$(7,590,188)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(391,370)	$5,843,410
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(957,768)	(220,231)
Change in fair value of warrant liability	435,975	(6,256,033)
Changes in operating assets and liabilities:
Prepaid expenses	(138,382)	17,397
Accrued expenses	(56,080)	(209,095)
Due to related party	760,847	121,663
Income tax payable	(11,965)	9,033
Net cash used in operating activities	(358,743)	(693,856)

Cash Flows from Investing Activities:
Deposit into Trust for Extension	(540,000)	—
Interest withdrawn from Trust Account to pay for franchise and federal income taxes	359,500	—
Cash withdrawn for redemptions	114,017,035	—
Net cash provided by investing activities	113,836,535	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	540,000	500,000
Redemption of common stock	(114,017,035)	—
Net cash (used in) provided by financing activities	(113,477,035)	500,000

Net change in cash	757	(193,856)
Cash, beginning of period	985	194,034
Cash, end of the period	$1,742	$178

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Note 1 — Organization and Business Operations

OCA Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 28, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and the IPO (as defined and described below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

JUNE 30, 2023

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

On July 15, 2022, the board of directors of the Company (the “Board”) elected to extend the date by which the Company has to consummate a Business Combination from July 20, 2022 to January 20, 2023 (the “Extension”), as permitted under the Company’s amended and restated certificate of incorporation. On July 20, 2022, the Company issued a promissory note in the principal amount of up to $747,500 to the Company’s Sponsor, and on July 25, 2022, the Sponsor deposited $747,500 (representing $0.05 per public share) into the Company’s Trust Account for its public stockholders. This deposit enabled the Company to extend the date by which the Company has to complete its initial business combination from July 20, 2022 to January 20, 2023. On January 19, 2023, OCA held the Extension Meeting to approve an amendment to OCA’s amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date (the “Termination Date”) by which OCA has to consummate a business combination from January 20, 2023 (the “Original Termination Date”) to April 20, 2023 (the “Charter Extension Date”) and to allow OCA, without another stockholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 20, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). The stockholders of OCA approved the Extension Amendment Proposal at the Extension Meeting and on January 19, 2023, OCA filed the Charter Amendment with the Delaware Secretary of State.

In connection with the vote to approve the Charter Amendment, the holders of 11,049,283 public shares of common stock of OCA properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.31 per share, for an aggregate redemption amount of approximately $114,017,035.

As a result of the Extension and the Charter Amendment, the Company will have up to 36 months from January 20, 2021, the closing of the IPO to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in the Registration Statement, and then seek to dissolve and liquidate. On April 17, 2023, May 16, 2023, June 15, 2023, and July 12, 2023 the Board approved an extension of the Termination Date from April 20, 2023 to May 20, 2023, from May 20, 2023 to June 20, 2023, from June 20, 2023 to July 20, 2023, and from July 20, 2023 to August 20, 2023, respectively, and drew an additional $360,000 ($90,000 per each one-month extension) ($540,000 for the six months ended June 30, 2023 and $630,000 in the aggregate) pursuant to the Extension Note (as defined below). The extension to August 20, 2023 is the fourth of nine one-month extensions permitted under the Company’s amended and restated certificate of incorporation and provides the Company with additional time to complete its initial business combination.

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Liquidity and Going Concern Consideration

As of June 30, 2023, the Company had $1,742 in our operating bank account and a working capital deficit of $3,991,321, which would be reduced by expenses incurred working on a Business Combination after the condensed balance sheet dates.

During the three and six months ended June 30, 2023, the Company satisfied its liquidity needs primarily through funding by its Sponsor. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor). On April 17, 2023, May 16, 2023, June 15, 2023, and July 12, 2023 the Board approved an extension of the Termination Date from April 20, 2023 to May 20, 2023, from May 20, 2023 to June 20, 2023, from June 20, 2023 to July 20, 2023, and from July 20, 2023 to August 20, 2023, respectively, and drew an additional $360,000 ($90,000 per each one-month extension) ($540,000 for the six months ended June 30, 2023 and $630,000 in the aggregate) pursuant to the Extension Note. The extension to August 20, 2023 is the fourth of nine one-month extensions permitted under the Company’s amended and restated certificate of incorporation and provides the Company with additional time to complete its initial business combination.

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

JUNE 30, 2023

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

On January 18, 2023, the Company’s stockholders redeemed 11,049,283 public shares of common stock for a total of $114,017,035. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status of completing a Business Combination as well as variability of its liquidation date as of June 30, 2023 and determined no excise tax liability should be recorded at this time. If the Company enters into and closes a business combination, or liquidates after December 31, 2023, the excise tax, if any, will become payable.

On March 10, 2023, the Company’s bank, Silicon Valley Bank, became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (FDIC) was appointed as its receiver. The Company held deposits with this bank. As a result of the actions by the FDIC, the Company’s insured and uninsured deposits have been restored.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

JUNE 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company did not have any cash equivalents.

Cash and Marketable Securities Held in Trust Account

At June 30, 2023 the investment in the Trust Account was held in a demand deposit account. At December 31, 2022, the investment in the Trust Account were held in marketable securities which are reported at fair market value. The Company’s portfolio of marketable securities held in the Trust Account were comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities were included in gain on investment held in Trust Account. The estimated fair values of the marketable securities held in the Trust Account were determined using available market information.

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

Warrant Liabilities

The Company evaluated the Warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”), and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the unaudited condensed statements of operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A Common Stock (as defined below) were charged to temporary equity upon the completion of the IPO.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Class A Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity (deficit). The Company’s Class A Common Stock contains certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 3,900,717 and 14,950,000 shares of Class A Common Stock subject to possible redemption are presented as, at redemption value, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of June 30, 2023 and December 31, 2022, the Company recorded an accretion of $1,170,482 and $2,186,477, respectively, which is in accumulated deficit.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 10.2% and 0.15% for the three months ended June 30, 2023 and 2022, respectively, and 85.3% and 0.15% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

The Company has two classes of common stock, Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and Class B common stock, par value $0.0001 per share (“Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”). Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,532,500 of the Company’s Class A Common Stock in the calculation of diluted income per share for the three and six months ended June 30, 2023 and 2022, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net loss per common share for the period. Accretion associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Reconciliation of Net Income (Loss) per Common Share

The Company’s condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Accordingly, basic and diluted income (loss) per common share of Class A common stock and Class B common stock is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) per share for Class A common stock:
Net income (loss)	$595,525	$1,601,700	$(391,370)	$5,843,410
Less: Allocation of income (loss) to Class B common stock	(291,400)	(320,340)	167,419	(1,168,682)
Adjusted net income (loss)	$304,125	$1,281,360	$(223,951)	$4,674,728

Weighted average shares outstanding of Class A common stock	3,900,717	14,950,000	4,999,541	14,950,000
Basic and diluted net income (loss) per share, Class A common stock	$0.08	$0.09	$(0.04)	$0.31

Net income (loss) per share for Class B common stock:
Net income (loss)	$595,525	$1,601,700	$(391,370)	$5,843,410
Less: Allocation of income (loss) to Class A common stock	(304,125)	(1,281,360)	223,951	(4,674,728)
Adjusted net income (loss)	$291,400	$320,340	$(167,419)	$1,168,682

Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500	3,737,500	3,737,500
Basic and diluted net income (loss) per share, Class B common stock	$0.08	$0.09	$(0.04)	$0.31

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

JUNE 30, 2023

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

In addition, if (x) the Company issues additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Company’s Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price (as further described below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

JUNE 30, 2023

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 7,057,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,057,500, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

Each Private Placement Warrant was identical to the Public Warrants sold in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A Common Stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, and (iii) may be exercised by the holders on a cashless basis. The Company’s Sponsor has agreed to (i) waive its redemption rights with respect to its founder shares and public shares in connection with the completion of the Company’s initial Business Combination, (ii) waive its redemption rights with respect to its founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination by April 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if the Company fails to complete its initial Business Combination by April 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor). On April 17, 2023, May 16, 2023, June 15, 2023, and July 12, 2023 the Board approved an extension of the Termination Date from April 20, 2023 to May 20, 2023, from May 20, 2023 to June 20, 2023, from June 20, 2023 to July 20, 2023, and from July 20, 2023 to August 20, 2023, respectively, and drew an additional $360,000 ($90,000 per each one-month extension) ($540,000 for the six months ended June 30, 2023 and $630,000 in the aggregate) pursuant to the Extension Note. The extension to August 20, 2023 is the fourth of nine one-month extensions permitted under the Company’s amended and restated certificate of incorporation and provides the Company with additional time to complete its initial business combination.

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

JUNE 30, 2023

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

On December 14, 2021, the Company issued a promissory note in the principal amount of up to $1,500,000 to the Sponsor (the “2021 Note”). The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of June 30, 2023 and December 31, 2022, there were amounts of $1,500,000 outstanding, under the 2021 Note.

Related Party Extension Loans

On July 15, 2022, the Board elected to extend the date by which the Company has to consummate a business combination from July 20, 2022 to January 20, 2023 (the “Extension”), as permitted under the Company’s amended and restated certificate of incorporation. In connection with the Extension, on July 20, 2022, the Company’s sponsor, OCA Acquisition Holdings LLC, deposited an aggregate of $747,500 (representing $0.05 per public share) into the Company’s Trust Account. The Extension provides the Company with additional time to complete its initial business combination. The loan may be settled in whole warrants to purchase Class A common stock of the Company at a conversion price equal to $1.00 per warrant. The loan will not bear any interest and will be repayable to OCA Acquisition Holdings LLC upon the earlier of the date on which the Company consummates its initial Business Combination and the date that the winding up of the Company is effective.

On January 19, 2023, the Company issued the Extension Note, a promissory note in the principal amount of up to $1,080,000. The Extension Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate an initial business combination, the Extension Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. Pursuant to the charter, our sponsor deposited $270,000 into the trust account in order for the time available for us to consummate our initial business combination to be extended. If we anticipate that we may not be able to consummate our initial business combination by August 20, 2023, and subject to our sponsor depositing additional funds into the trust account pursuant to the Extension Note, our time to consummate a business combination shall be extended for up to an additional nine months until January 20, 2024. For each monthly extension, our sponsor will deposit $90,000 into the trust account. On April 17, 2023, May 16, 2023, June 15, 2023, and July 12, 2023 the Board approved an extension of the Termination Date from April 20, 2023 to May 20, 2023, from May 20, 2023 to June 20, 2023, from June 20, 2023 to July 20, 2023, and from July 20, 2023 to August 20, 2023, respectively, and drew an additional $360,000 ($90,000 per each one-month extension) ($540,000 for the six months ended June 30, 2023 and $630,000 in the aggregate) pursuant to the Extension Note.

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

Administrative Service Fee

Effective January 20, 2021, the Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023 and 2022, the Company incurred $45,000 and $90,000 in administrative service fees, respectively. At June 30, 2023 and December 31, 2022, the Company owed the Sponsor’s affiliate $90,000 and $45,000, respectively, for amounts under this administrative support services agreement. This amount has been recorded in due to related party.

For the three months ended June 30, 2023 and 2022, the Company incurred an additional $17,753 and $10,886, respectively, for shared service expenses from the Sponsor primarily relating to legal services. For the six months ended June 30, 2023 and 2022, the Company incurred an additional $77,185 and $30,546, respectively, for shared service expenses from the Sponsor primarily relating to legal services. The Company has a $77,185 balance for shared services at June 30, 2023. This amount has been recorded in due to related party.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Advances from Sponsor

At June 30, 2023 and December 31, 2022, the Company has recorded a total of $984,780 and $278,780 in due to related party for advances from the Sponsor to cover expenses, respectively.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue a total of 100,000,000 Class A Common Stock at par value of $0.0001 each. At June 30, 2023 and December 31, 2022, there were 3,900,717 and 14,950,000 shares issued and outstanding, respectively, including 3,900,717 and 14,950,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B Common Stock at par value of $0.0001 each. At June 30, 2023 and December 31, 2022, there were 3,737,500 shares issued and outstanding.

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

JUNE 30, 2023

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants Liability	$299,000	$—	$299,000	$—
Private Placement Warrants Liability	282,300	—	—	282,300
	$581,300	$—	$299,000	$282,300

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

JUNE 30, 2023

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Company established the initial fair value of the Public Warrants on January 20, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of June 30, 2023 and December 31, 2022 by using the associated trading price of the Public Warrants. The Company established the initial fair value of the Private Placement Warrants on January 20, 2021 and on June 30, 2023 and December 31, 2022 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The most significant unobservable input was the volatility. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The Public Warrants were subsequently transferred out of Level 3 and classified as Level 1, as of December 31, 2021, as the subsequent valuation was based upon the trading price of the Public Warrants. The Public Warrants were then transferred out of Level 1 and classified as Level 2 as of December 31, 2022, as there was no trading activity to support Level 1 valuation as of December 31, 2022. The Private Placement Warrants were classified as Level 3 at June 30, 2023 and December 31, 2022 due to the use of unobservable inputs.

There were no transfers to/from Level 1, 2, or 3 during the three months ended June 30, 2023. The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and six months ended June 30, 2023 and 2022:

Level 3 Warrant Liabilities
Fair value as of December 31, 2022	$70,575
Change in fair value	494,025
Fair value as of March 31, 2023	$564,600
Change in fair value	(282,300)
Fair value as of June 30, 2023	$282,300

Level 3 Warrant Liabilities
Fair Value as of December 31, 2021	$3,394,658
Change in fair value	(2,265,458)
Fair Value as of March 31, 2022	1,129,200
Change in fair value	(776,325)
Fair Value as of June 30, 2022	$352,875

The key inputs into the modified Black Scholes calculation as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Inputs
Risk-free interest rate	5.12%	4.73%
Expected term (years)	1.24	1.00
Expected volatility	3.19%	4.14%
Exercise price	$11.50	$11.50
Stock price	$10.48	$10.27

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 12, 2023 the Board approved an extension of the Termination Date from July 20, 2023 to August 20, 2023 and drew an additional $90,000 pursuant to the Extension Note. This extension is the fourth of nine one-month extensions permitted under the Company’s amended and restated certificate of incorporation. As of August 9, 2023, there was $630,000 outstanding under the Extension Note.

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

On January 19, 2023, we held the Extension Meeting to, in part, amend our charter to extend the date by which we have to consummate a business combination from January 20, 2023 to April 20, 2023 (or up to January 20, 2024, if extended at the request of our sponsor). On April 17, 2023, May 16, 2023, June 15, 2023, and July 12, 2023 the Board approved an extension of the Termination Date from April 20, 2023 to May 20, 2023, from May 20, 2023 to June 20, 2023, from June 20, 2023 to July 20, 2023, and from July 20, 2023 to August 20, 2023, respectively, and drew an additional $360,000 ($90,000 per each one-month extension) ($540,000 for the six months ended June 30, 2023 and $630,000 in the aggregate) pursuant to the Extension Note. In connection with the extension vote, 11,049,283 public shares of our common stock were redeemed for an aggregate redemption amount of approximately $114,017,000. After the satisfaction of such redemptions, the balance in our trust account was approximately $40,251,000.

If we have not completed an initial business combination by the Termination Date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our Board, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of approximately $0.6 million which included a gain from the change in fair value of warrant liabilities of $0.6 million and interest earned on trust account of $0.4 million, offset by loss from operations of approximately $0.3 million.

For the six months ended June 30, 2023, we had a net loss of approximately $0.4 million which included loss from operations of approximately $0.7 million, change in fair value of warrant liabilities of $0.4 million and provision for income tax of $0.2 million, offset by interest earned on trust account of approximately $1.0 million.

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

Liquidity and Going Concern

As of June 30, 2023, we had $1,742 in our operating bank account and a working capital deficit of $3,991,321.

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

On December 14, 2021, we issued the 2021 Note in the principal amount of up to $1,500,000 to our sponsor. The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If we complete a business combination, we will repay the 2021 Note out of the proceeds of the trust account released to us. Otherwise, the 2021 Note will be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the 2021 Note but no proceeds from the trust account will be used to repay the 2021 Note. At the election of the sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of June 30, 2023 and December 31, 2022, there was $1,500,000 outstanding under the 2021 Note.

On July 20, 2022, we issued an unsecured promissory note in the principal amount of up to $747,500 (the “2022 Note”) to our sponsor. The 2022 Note does not bear interest and matures upon closing of OCA’s initial business combination. In the event that we do not consummate an initial business combination, the 2022 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. As of June 30, 2023 and December 31, 2022, there was $747,500 outstanding under the 2022 Note, respectively.

On January 19, 2023, we issued an unsecured promissory note in the principal amount of $1,080,000 (the “Extension Note”) to our sponsor. The Extension Note does not bear interest and matures upon closing of OCA’s initial business combination. In the event that we do not consummate an initial business combination, the Extension Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. As of June 30, 2023, there was $540,000 outstanding under the Extension Note.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor) to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor). The Company intends to complete an initial business combination before the mandatory liquidation date.

Contractual Obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than deferred underwriting fees of $5,232,500, $1,500,000 outstanding under the 2021 Note and $728,780 of amounts due to our Sponsor at June 30, 2023.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

OCA ACQUISITION CORP.

Date: August 9, 2023	By:	/s/ David Shen
	Name:	David Shen
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Jeffrey Glat
	Name:	Jeffrey Glat
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)