Form 10-Q
period 2023-09-30
OCA Acquisition Corp.
filed 2023-11-13
CIK 1820175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 3,900,717 shares of Class A common stock, par value $0.0001 per share, and 3,737,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

OCA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OCA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current Assets:
Cash	$28,546	$985
Prepaid expenses	49,480	—
Total current assets	78,026	985
Cash and marketable securities held in Trust Account	41,726,550	153,980,991
Total Assets	$41,804,576	$153,981,976

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$138,960	$248,060
Due to related party	1,391,052	391,118
Convertible promissory notes - related party	3,057,500	2,247,500
Income tax payable	25,155	11,965
Total current liabilities	4,612,667	2,898,643

Deferred underwriting fee	5,232,500	5,232,500
Warrant liability	726,625	145,325
Total liabilities	10,571,792	8,276,468

Commitments
Class A common stock subject to possible redemption, 3,900,717 and 14,950,000 shares issued and outstanding at redemption value of $10.68 and $10.30 at September 30, 2023 and December 31, 2022, respectively	41,671,595	153,928,977

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 3,900,717 and 14,950,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,737,500 shares issued and outstanding at September 30, 2023 and December 31, 2022	374	374
Additional paid-in capital	—	—
Accumulated deficit	(10,439,185)	(8,223,843)
Total stockholders’ deficit	(10,438,811)	(8,223,469)
Total Liabilities and Stockholders’ Deficit	$41,804,576	$153,981,976

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

General and administrative expenses	$241,011	$674,197	$974,043	$1,298,018
Loss from operations	(241,011)	(674,197)	(974,043)	(1,298,018)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	394,326	686,993	1,352,094	907,224
Change in fair value of warrant liability	(145,325)	—	(581,300)	6,256,033
Total other income (expense), net	249,001	686,993	770,794	7,163,257

(Loss) income before provision for income taxes	7,990	12,796	(203,249)	5,865,239
Provision for income taxes	(72,309)	(115,367)	(252,440)	(124,400)
Net (loss) income	$(64,319)	$(102,571)	$(455,689)	$5,740,839

Weighted average shares outstanding of Class A common stock	3,900,717	14,950,000	4,629,241	14,950,000
Basic and diluted net (loss) income per share, Class A common stock	$(0.01)	$(0.01)	$(0.05)	$0.31
Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500	3,737,500	3,737,500
Basic and diluted net (loss) income per share, Class B common stock	$(0.01)	$(0.01)	$(0.05)	$0.31

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	3,737,500	$374	$—	$(8,223,843)	$(8,223,469)

Accretion of Class A common stock subject to redemption	—	—	—	(693,911)	(693,911)

Net loss	—	—	—	(986,895)	(986,895)
Balance as of March 31, 2023 (unaudited)	3,737,500	374	—	(9,904,649)	(9,904,275)

Accretion of Class A common stock subject to redemption	—	—	—	(476,571)	(476,571)

Net income	—	—	—	595,525	595,525
Balance as of June 30, 2023 (unaudited)	3,737,500	374	—	(9,785,695)	(9,785,321)

Accretion of Class A common stock subject to redemption	—	—	—	(589,171)	(589,171)

Net loss	—	—	—	(64,319)	(64,319)
Balance as of September 30, 2023 (unaudited)	3,737,500	$374	$—	$(10,439,185)	$(10,438,811)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B		Additional		Total
	Common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance as of January 1, 2022	3,737,500	$374	$—	$(13,433,972)	$(13,433,598)
Net income	—	—	—	4,241,710	4,241,710
Balance as of March 31, 2022 (unaudited)	3,737,500	374	—	(9,192,262)	(9,191,888)
Net income	—	—	—	1,601,700	1,601,700
Balance as of June 30, 2022 (unaudited)	3,737,500	374	—	(7,590,562)	(7,590,188)
Accretion of Class A common stock subject to redemption	—	—	—	(1,218,002)	(1,218,002)
Net loss	—	—	—	(102,571)	(102,571)
Balance as of September 30, 2022 (unaudited)	3,737,500	$374	$—	$(8,911,135)	$(8,910,761)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(455,689)	$5,740,839
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,352,094)	(907,224)
Change in fair value of warrant liability	581,300	(6,256,033)
Changes in operating assets and liabilities:
Prepaid expenses	(49,480)	48,738
Accrued expenses	(109,100)	215,731
Due to related party	999,934	140,777
Income tax payable	13,190	85,400
Net cash used in operating activities	(371,939)	(931,772)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(747,500)
Deposit into Trust for Extension	(810,000)	—
Interest withdrawn from Trust Account to pay for franchise and federal income taxes	399,500	252,863
Cash withdrawn for redemptions	114,017,035	—
Net cash provided by (used in) investing activities	113,606,535	(494,637)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	810,000	500,000
Proceeds from convertible promissory note – related party	—	747,500
Redemption of common stock	(114,017,035)	—
Net cash (used in) provided by financing activities	(113,207,035)	1,247,500

Net change in cash	27,561	(178,909)
Cash, beginning of period	985	194,034
Cash, end of the period	$28,546	$15,125

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Note 1 — Organization and Business Operations

OCA Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 28, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation and the IPO (as defined and described below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 14, 2021 (the “Registration Statement”). The Company’s sponsor is OCA Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”). On January 20, 2021, the Company consummated an initial public offering of 14,950,000 units at $10.00 per unit (the “Units”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 1,950,000 Units, generating gross proceeds of $149,500,000, which is discussed in Note 3 (the “IPO”).

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,057,500 private placement warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, pursuant to a warrant purchase agreement with the Sponsor, generating gross proceeds of $7,057,500, which is discussed in Note 4 (the “Private Placement”).

Transaction costs of the IPO amounted to $8,765,734, consisting of $2,990,000 of underwriting fee, $5,232,500 of deferred underwriting fee, and $543,234 of other offering costs.

Following the closing of the IPO on January 20, 2021, $151,742,500 (approximately $10.15 per Unit, which does not take into account contributions to the trust account by the Sponsor in connection with the Company’s charter extension amendments) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants were placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from this offering and the sale of the private placement warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination by the Termination Date (as defined below). On January 19, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing deposit account until the earlier of the Company’s initial Business Combination or its liquidation. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.15 per share, which does not take into account contributions to the trust account by the Sponsor in connection with the Company’s charter extension amendments, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As a result of the Extension and the Charter Amendment, the Company will have up to 36 months from January 20, 2021, the closing of the IPO to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in the Registration Statement, and then seek to dissolve and liquidate. On April 17, 2023, May 16, 2023, June 15, 2023, July 12, 2023, August 15, 2023, September 20, 2023 and October 17, 2023, the Board approved an extension of the Termination Date from April 20, 2023 to May 20, 2023, from May 20, 2023 to June 20, 2023, from June 20, 2023 to July 20, 2023, from July 20, 2023 to August 20, 2023, from August 20, 2023 to September 20, 2023, from September 20, 2023 to October 20, 2023 and from October 20, 2023 to November 20, 2023, respectively, and drew an additional $630,000 ($90,000 per each one-month extension) ($810,000 for the nine months ended September 30, 2023 and $900,000 in the aggregate) pursuant to the Extension Note (as defined below). The extension to November 20, 2023 is the seventh of nine one-month extensions permitted under the Company’s amended and restated certificate of incorporation and provides the Company with additional time to complete its initial business combination.

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Liquidity and Going Concern Consideration

As of September 30, 2023, the Company had $28,546 in its operating bank account.

During the three and nine months ended September 30, 2023, the Company satisfied its liquidity needs primarily through funding by its Sponsor. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor). On April 17, 2023, May 16, 2023, June 15, 2023, July 12, 2023, August 15, 2023, September 20, 2023 and October 17, 2023, the Board approved an extension of the Termination Date from April 20, 2023 to May 20, 2023, from May 20, 2023 to June 20, 2023, from June 20, 2023 to July 20, 2023, from July 20, 2023 to August 20, 2023, from August 20, 2023 to September 20, 2023, from September 20, 2023 to October 20, 2023 and from October 20, 2023 to November 20, 2023, respectively, and drew an additional $630,000 ($90,000 per each one-month extension) ($810,000 for the nine months ended September 30, 2023 and $900,000 in the aggregate) pursuant to the Extension Note (as defined below). The extension to November 20, 2023 is the seventh of nine one-month extensions permitted under the Company’s amended and restated certificate of incorporation and provides the Company with additional time to complete its initial business combination.

Risks and Uncertainties

The Company’s results of operations and its ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact its business and its ability to complete and initial Business Combination.

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

SEPTEMBER 30, 2023

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

On January 18, 2023, the Company’s stockholders redeemed 11,049,283 public shares of common stock for a total of $114,017,035. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status of completing a Business Combination as well as variability of its liquidation date as of September 30, 2023 and determined no excise tax liability should be recorded at this time. If the Company enters into and closes a business combination, or liquidates after December 31, 2023, the excise tax, if any, will become payable.

On March 10, 2023, the Company’s bank, Silicon Valley Bank, became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as its receiver. The Company held deposits with this bank. As a result of the actions by the FDIC, the Company’s insured and uninsured deposits have been restored.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

SEPTEMBER 30, 2023

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company did not have any cash equivalents.

Cash and Marketable Securities Held in Trust Account

At September 30, 2023 the investment in the Trust Account was held in a demand deposit account. At December 31, 2022, the investment in the Trust Account was held in marketable securities which are reported at fair market value. The Company’s portfolio of marketable securities held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities were included in gain on investment held in Trust Account. The estimated fair values of the marketable securities held in the Trust Account were determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the FDIC coverage limit of $250,000. The Company has not experienced losses on these accounts. However, any loss or lack of access to such funds could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Warrant Liabilities

The Company evaluated the Warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”), and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the unaudited condensed statements of operations in the period of change.

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

SEPTEMBER 30, 2023

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Class A Common Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A Common Stock (including Class A Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A Common Stock is classified as stockholders’ equity (deficit). The Company’s Class A Common Stock contains certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 3,900,717 and 14,950,000 shares of Class A Common Stock subject to possible redemption are presented as, at redemption value, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Common Stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of September 30, 2023 and December 31, 2022, the Company recorded an accretion of $1,759,653 and $2,186,477, respectively, which is in accumulated deficit.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 905.00% and 2.00% for the three months ended September 30, 2023 and 2022, respectively, and 124.20% and 2.10% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Common Share

The Company has two classes of common stock, Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and Class B common stock, par value $0.0001 per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”). Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,532,500 of the Company’s Class A Common Stock in the calculation of diluted (loss) income per share for the three and nine months ended September 30, 2023 and 2022, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the period. Accretion associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Reconciliation of Net (Loss) Income per Common Share

The Company’s condensed statements of operations include a presentation of (loss) income per share for common stock subject to redemption in a manner similar to the two-class method of (loss) income per share. Accordingly, basic and diluted (loss) income per common share of Class A common stock and Class B common stock is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income per share for Class A common stock:
Net (loss) income	$(64,319)	$(102,571)	$(455,689)	$5,740,839
Less: Allocation of income (loss) to Class B common stock	31,472	20,514	203,560	(1,148,168)
Adjusted net (loss) income	$(32,847)	$(82,057)	$(252,129)	$4,592,671

Weighted average shares outstanding of Class A common stock	3,900,717	14,950,000	4,629,241	14,950,000
Basic and diluted net (loss) income per share, Class A common stock	$(0.01)	$(0.01)	$(0.05)	$0.31

Net (loss) income per share for Class B common stock:
Net (loss) income	$(64,319)	$(102,571)	$(455,689)	$5,740,839
Less: Allocation of income (loss) to Class A common stock	32,847	82,057	252,129	(4,592,671)
Adjusted net (loss) income	$(31,472)	$(20,514)	$(203,560)	$1,148,168

Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500	3,737,500	3,737,500
Basic and diluted net (loss) income per share, Class B common stock	$(0.01)	$(0.01)	$(0.05)	$0.31

Fair Value of Financial Instruments

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of ASU 2020-06 will not have an impact on the Company’s financial statements.

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 7,057,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $7,057,500, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

Each Private Placement Warrant was identical to the Public Warrants sold in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A Common Stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, and (iii) may be exercised by the holders on a cashless basis. The Company’s Sponsor has agreed to (i) waive its redemption rights with respect to its founder shares and public shares in connection with the completion of the Company’s initial Business Combination, (ii) waive its redemption rights with respect to its founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination by April 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if the Company fails to complete its initial Business Combination by April 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor). On April 17, 2023, May 16, 2023, June 15, 2023, July 12, 2023, August 15, 2023, September 20, 2023 and October 17, 2023, the Board approved an extension of the Termination Date from April 20, 2023 to May 20, 2023, from May 20, 2023 to June 20, 2023, from June 20, 2023 to July 20, 2023, from July 20, 2023 to August 20, 2023, from August 20, 2023 to September 20, 2023, from September 20, 2023 to October 20, 2023 and from October 20, 2023 to November 20, 2023, respectively, and drew an additional $630,000 ($90,000 per each one-month extension) ($810,000 for the nine months ended September 30, 2023 and $900,000 in the aggregate) pursuant to the Extension Note (as defined below). The extension to November 20, 2023 is the seventh of nine one-month extensions permitted under the Company’s amended and restated certificate of incorporation and provides the Company with additional time to complete its initial business combination.

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans.

On December 14, 2021, the Company issued a promissory note in the principal amount of up to $1,500,000 to the Sponsor (the “2021 Note”). The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of September 30, 2023 and December 31, 2022, there were amounts of $1,500,000 outstanding, under the 2021 Note.

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

On January 19, 2023, the Company issued the Extension Note, a promissory note in the principal amount of up to $1,080,000. The Extension Note does not bear interest and matures upon closing of the initial business combination. In the event that the Company does not consummate an initial business combination, the Extension Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. Pursuant to the charter, the Sponsor deposited $270,000 into the trust account in order for the time available for the Company to consummate the initial business combination to be extended. If the Company anticipates that it may not be able to consummate the initial business combination by August 20, 2023, and subject to the Sponsor depositing additional funds into the trust account pursuant to the Extension Note, the Company’s time to consummate a business combination shall be extended for up to an additional nine months until January 20, 2024. For each monthly extension, the Sponsor will deposit $90,000 into the trust account. On April 17, 2023, May 16, 2023, June 15, 2023, July 12, 2023, August 15, 2023, September 20, 2023 and October 17, 2023, the Board approved an extension of the Termination Date from April 20, 2023 to May 20, 2023, from May 20, 2023 to June 20, 2023, from June 20, 2023 to July 20, 2023, from July 20, 2023 to August 20, 2023, from August 20, 2023 to September 20, 2023, from September 20, 2023 to October 20, 2023 and from October 20, 2023 to November 20, 2023, respectively, and drew an additional $630,000 ($90,000 per each one-month extension) ($810,000 for the nine months ended September 30, 2023 and $900,000 in the aggregate) pursuant to the Extension Note.

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

Administrative Service Fee

Effective January 20, 2021, the Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2023 and 2022, the Company incurred $0 and $45,000 in administrative service fees, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred $90,000 and $135,000 in administrative service fees, respectively. At September 30, 2023 and December 31, 2022, the Company owed the Sponsor’s affiliate $0 and $135,000, respectively, for amounts under this administrative support services agreement. This amount has been recorded in due to related party.

For the three months ended September 30, 2023 and 2022, the Company incurred an additional $9,088 and $10,496, respectively, for shared service expenses from the Sponsor primarily relating to legal services. For the nine months ended September 30, 2023 and 2022, the Company incurred an additional $86,272 and $41,042, respectively, for shared service expenses from the Sponsor primarily relating to legal services. This amount has been recorded in due to related party.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Advances from Sponsor

At September 30, 2023 and December 31, 2022, the Company has recorded a total of $1,214,780 and $278,780 in due to related party for advances from the Sponsor to cover expenses, respectively.

Note 6 — Commitments

Registration Rights

The holders of the founder shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have piggyback registration rights to include their securities in other registration statements filed by the Company.

Underwriting Agreement

The underwriters had a 45-day option from the date of the IPO to purchase up to an aggregate of 1,950,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On January 20, 2021, the underwriters fully exercised their over-allotment option and was paid a cash underwriting discount of $0.20 per Unit, or $2,990,000 in the aggregate.

The underwriters are entitled to deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $5,232,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue a total of 100,000,000 Class A Common Stock. At September 30, 2023 and December 31, 2022, there were 3,900,717 and 14,950,000 shares issued and outstanding, respectively, including 3,900,717 and 14,950,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B Common Stock. At September 30, 2023 and December 31, 2022, there were 3,737,500 shares issued and outstanding.

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

SEPTEMBER 30, 2023

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the condensed statements of operations.

The Company established the initial fair value of the Public Warrants on January 20, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of September 30, 2023 and December 31, 2022 by using the associated trading price of the Public Warrants. The Company established the initial fair value of the Private Placement Warrants on January 20, 2021 and on June 30, 2023 and December 31, 2022 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The most significant unobservable input was the volatility. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The Public Warrants were subsequently transferred out of Level 3 and classified as Level 1, as of December 31, 2021, as the subsequent valuation was based upon the trading price of the Public Warrants. The Public Warrants were then transferred out of Level 1 and classified as Level 2 as of December 31, 2022, as there was no trading activity to support Level 1 valuation as of December 31, 2022. The Private Placement Warrants were classified as Level 3 at September 30, 2023 and December 31, 2022 due to the use of unobservable inputs.

There were no transfers to/from Level 1, 2, or 3 during the three months ended September 30, 2023. The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and nine months ended September 30, 2023 and 2022:

Level 3 Warrant Liabilities
Fair value as of December 31, 2022	$70,575
Change in fair value	494,025
Fair value as of March 31, 2023	564,600
Change in fair value	(282,300)
Fair value as of June 30, 2023	282,300
Change in fair value	70,575
Fair value as of September 30, 2023	$352,875

Level 3 Warrant Liabilities
Fair value as of December 31, 2021	$3,394,658
Change in fair value	(2,265,458)
Fair value as of March 31, 2022	1,129,200
Change in fair value	(776,325)
Fair value as of June 30, 2022	352,875
Change in fair value	—
Fair value as of September 30, 2022	$352,875

The key inputs into the modified Black Scholes calculation as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Inputs
Risk-free interest rate	5.50%	4.73%
Expected term (years)	0.69	1.00
Expected volatility	5.49%	4.14%
Exercise price	$11.50	$11.50
Stock price	$10.64	$10.27

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, besides the event described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 17, 2023, the Board approved an extension of the Termination Date from October 20, 2023 to November 20, 2023 and drew an additional $90,000 pursuant to the Extension Note. This extension is the seventh of nine one-month extensions permitted under the Company’s amended and restated certificate of incorporation. As of October 20, 2023, there was $900,000 outstanding under the Extension Note.

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

On January 19, 2023, we held the Extension Meeting to, in part, amend our charter to extend the date by which we have to consummate a business combination from January 20, 2023 to April 20, 2023 (or up to January 20, 2024, if extended at the request of our sponsor). On April 17, 2023, May 16, 2023, June 15, 2023, July 12, 2023, August 15, 2023, September 20, 2023 and October 17, 2023, the Board approved an extension of the Termination Date from April 20, 2023 to May 20, 2023, from May 20, 2023 to June 20, 2023, from June 20, 2023 to July 20, 2023, from July 20, 2023 to August 20, 2023, from August 20, 2023 to September 20, 2023, from September 20, 2023 to October 20, 2023 and from October 20, 2023 to November 20, 2023, respectively, and drew an additional $630,000 ($90,000 per each one-month extension) ($810,000 for the nine months ended September 30, 2023 and $900,000 in the aggregate) pursuant to the Extension Note. In connection with the extension vote, 11,049,283 public shares of our common stock were redeemed for an aggregate redemption amount of approximately $114,017,000. After the satisfaction of such redemptions, the balance in our trust account was approximately $40,251,000.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2023 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of approximately $0.1 million which included a gain from the change in fair value of warrant liabilities of $0.1 million, provision for income tax of approximately $72,000 and loss from operations of approximately $0.3 million, offset by interest earned on trust account of $0.4 million.

For the nine months ended September 30, 2023, we had a net loss of approximately $0.5 million which included a loss from the change in fair value of warrant liabilities of $0.6 million, provision for income tax of approximately $0.3 million and loss from operations of approximately $1.0 million, offset by interest earned on trust account of $1.4 million.

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

Liquidity and Going Concern

As of September 30, 2023, we had $28,546 in our operating bank account.

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

On December 14, 2021, we issued the 2021 Note in the principal amount of up to $1,500,000 to our sponsor. The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. If we complete a business combination, we will repay the 2021 Note out of the proceeds of the trust account released to us. Otherwise, the 2021 Note will be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the 2021 Note but no proceeds from the trust account will be used to repay the 2021 Note. At the election of the sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of September 30, 2023 and December 31, 2022, there was $1,500,000 outstanding under the 2021 Note.

On July 20, 2022, we issued an unsecured promissory note in the principal amount of up to $747,500 (the “2022 Note”) to our sponsor. The 2022 Note does not bear interest and matures upon closing of OCA’s initial business combination. In the event that we do not consummate an initial business combination, the 2022 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. As of September 30, 2023 and December 31, 2022, there was $747,500 and $747,500 outstanding under the 2022 Note, respectively.

On January 19, 2023, we issued an unsecured promissory note in the principal amount of $1,080,000 (the “Extension Note”) to our sponsor. The Extension Note does not bear interest and matures upon closing of OCA’s initial business combination. In the event that we do not consummate an initial business combination, the Extension Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. As of September 30, 2023, there was $810,000 outstanding under the Extension Note.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor) to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 20, 2023 (or up to January 20, 2024, if extended at the request of the Company’s sponsor). The Company intends to complete an initial business combination before the mandatory liquidation date.

Contractual Obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than deferred underwriting fees of $5,232,500, $1,500,000 outstanding under the 2021 Note and $1,391,052 of amounts due to our Sponsor at September 30, 2023.

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

Off-Balance Sheet Arrangements

As of September 30, 2023 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q as well as those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. Any of these factors could result in a material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and the Israel-Hamas war, subsequent sanctions against related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, the invasion of Ukraine by Russia in February 2022 and the Israel-Hamas war. In response to the invasion of Ukraine by Russia, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and Israel during the ongoing military conflicts, increasing geopolitical tensions. The invasion of Ukraine by Russia, the Israel-Hamas war and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine and Israel is highly unpredictable, the conflicts could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, these and any other military actions and any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas war, and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, the Israel-Hamas war, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Quarterly Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

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

OCA ACQUISITION CORP.

Date: November 13, 2023	By:	/s/ David Shen
	Name:	David Shen
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Jeffrey Glat
	Name:	Jeffrey Glat
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)