Form 10-K
period 2023-12-31
OCA Acquisition Corp.
filed 2024-04-01
CIK 1820175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-39901

OCA Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-2218652
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1345 Avenue of the Americas, 33rd Floor New York, New York	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(212) 201-8533

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one Redeemable Warrant	OCAXU	The Nasdaq Stock Market LLC
Shares of Class A common stock, par value $0.0001 per share, included as part of the units	OCAX	The Nasdaq Stock Market LLC
Redeemable Warrants included as part of the units	OCAXW	The Nasdaq Stock Market LLC

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock, par value $0.0001 per share (“Class A common stock”), outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on such date, as reported on the Nasdaq Capital Market was approximately $40,859,514.

As of April 1, 2024, there were 3,298,436 shares of Class A common stock and 3,437,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2021 Note” are to the promissory note we issued in the principal amount of up to $1,500,000 to our sponsor on December 14, 2021;

●	“2022 Note” are to the promissory note we issued in the principal amount of up to $747,500 to our sponsor on July 20, 2022;

●	“2023 Note” are to the promissory note we issued in the principal amount of $1,080,000 to our sponsor on January 19, 2023;

●	“2024 Note” are to the promissory note we issued in the principal amount of $1,080,000 to our sponsor on January 11, 2024;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“charter” are to our amended and restated certificate of incorporation, as amended on January 19, 2023, and as further amended on January 9, 2024;

●	“Class A common stock” are to shares of the Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to shares of the Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on January 20, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“Olympus Capital” are to Olympus Capital Holdings Asia, LLC, our advisor and an affiliate of our sponsor;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in that offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in that offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“Registration Statement” are to the Registration Statement on Form S-1 filed with the SEC on December 23, 2021, as amended, and declared effective on January 14, 2021 (File No. 333-251617);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to OCA Acquisition Holdings LLC, a Delaware limited liability company. Olympus Capital Asia V, L.P. is the majority member of our sponsor;

●	“Termination Date” are to the date by which we are required to consummate a business combination pursuant to our charter;

●	“trust account” are to the trust account in which an amount of $151,742,500 ($10.15 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“US GAAP” are to the accounting principles generally accepted in the United States of America;

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees;

●	“we,” “us,” “Company,” “our” or “our Company” are to OCA Acquisition Corp., a Delaware corporation; and

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

PART I

Item 1. Business.

Our Company

We are a blank check company formed as a Delaware corporation for the purpose of effecting an initial business combination with one or more businesses.

On December 21, 2023, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”), by and among the Company, Powermers Smart Industries, Inc., a Delaware corporation (“PSI”) and POWR Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of PSI (“Merger Sub”).

Pursuant to the Business Combination Agreement, upon the closing of the Business Combination (the “Closing”), Merger Sub will merge with and into the Company (the “Merger”), with the Company being the surviving corporation of such Merger and becoming a wholly-owned subsidiary of PSI.

In connection with the Merger, each (i) share of Class A common stock and (ii) share of Class B common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will be automatically cancelled and extinguished and converted into the right to receive one share of common stock of PSI, par value $0.01 per share (“PSI Common Stock”). All shares of common stock held in treasury will be canceled and extinguished without consideration.

At the Effective Time, each whole warrant that is outstanding immediately prior to the Effective Time shall remain outstanding but shall be assumed by PSI and automatically adjusted to become (A) with respect to each public warrant, one public warrant of PSI and (B) with respect to each private placement warrant, one private placement warrant of PSI, each of which shall be subject to substantially the same terms and conditions applicable prior to such conversion; except that each such warrants shall be exercisable (or will become exercisable in accordance with its terms) for one share of PSI Common Stock. Each unit that is outstanding immediately prior to the Effective Time will be automatically separated into one share of Class A common stock and one-half of one public warrant, which underlying securities will be converted as described above.

Concurrently with the execution of the Business Combination Agreement, Antara Total Return SPAC Master Fund LP, a Cayman Islands exempted limited partnership owning a majority economic, non-voting interest in the sponsor (“Antara”), and PSI entered into a note purchase agreement (the “Note Purchase Agreement”), pursuant to which, among other things, Antara agreed to purchase, and PSI agreed to issue and sell to Antara, convertible promissory notes in up to an aggregate principal amount of $8,000,000 (the “Convertible Notes”). Concurrently with the execution of the Note Purchase Agreement, PSI sold and issued, and Antara purchased, Convertible Notes in the initial principal amount of $3,000,000.

Concurrently with the execution of the Business Combination Agreement, the Company entered into a subscription agreement (the “Insider Subscription Agreement”) with the sponsor. Pursuant to the Insider Subscription Agreement, the sponsor agreed to subscribe for and purchase, and the Company agreed to issue and sell to the sponsor, immediately prior to the Merger, an aggregate of 200,000 shares of Class A common stock for an aggregate purchase price of $2,000,000 (the “Insider PIPE Investment”). Upon Closing, each issued and outstanding share of common stock will be automatically cancelled, extinguished and converted into the right to receive one share of PSI Common Stock.

Concurrently with the execution of the Business Combination Agreement, PSI, the Company and the stockholders of PSI party thereto (the “PSI Stockholders”) have entered into a Company Stockholder Support Agreement (the “PSI Stockholder Support Agreement”). The PSI Stockholder Support Agreement provides, among other things, that the PSI Stockholders shall vote all the shares of PSI Common Stock beneficially owned by them in favor of the Business Combination.

Concurrently with the execution of the Business Combination Agreement, the sponsor, Antara, the Company, PSI and each of the officers and directors of the Company (the “Insiders”) have entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”). The Sponsor Support Agreement provides, among other things, that (i) the sponsor and Antara shall vote all the shares of common stock beneficially owned by them in favor of the proposals to approve the Business Combination and other matters to be voted upon at the special meetings of stockholders of the Company, (ii) effective as of immediately prior to the Effective Time, the sponsor shall forfeit and surrender to the Company for cancellation 2,557,500 private placement warrants held by it, (iii) effective as of immediately prior to the Effective Time, the sponsor shall convert all outstanding loans made to the Company into Warrants and (iv) the sponsor shall use its best efforts to facilitate identifying and obtaining commitments from investors for a PIPE investment in an aggregate amount of $10,000,000 in exchange for shares of Class A common stock.

For more information on the Business Combination, please refer to the Company’s Current Report on Form 8-K, filed with the SEC on December 22, 2023, and the Registration Statement on Form S-4, filed with the SEC by PSI on February 14, 2024.

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

Olympus Capital has an experienced and cohesive senior executive team, including our Chief Executive Officer, Chief Financial Officer and Director, David Shen, Jeffrey Glat and Daniel Mintz, respectively, that has a track record spanning over 21 years in sourcing, growing and exiting middle market companies in Asia. Olympus Capital has a team of 17 investment professionals across its general and sector-specific private equity strategies located in five offices: Hong Kong, Delhi, New York, Shanghai and Singapore.

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

Financial Position

With funds available for an initial business combination in the amount of $42,257,554 as of December 31, 2023 after payment of $5,232,500 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. On January 19, 2023, we held a special meeting of stockholders (the “First Extension Meeting”) to, in part, amend our charter to extend the date by which we have to consummate an initial business combination. In connection with that vote, the holders of 11,049,283 shares of Class A common stock of the company properly exercised their right to their stock for an aggregate redemption amount of approximately $114,017,035. On January 9, 2024, we had a special meeting of stockholders (the “Second Extension Meeting”) to, in part, amend our charter to extend the date by which we have to consummate an initial business combination. In connection with that vote, the holders of 902,281 shares of Class A common stock of the company properly exercised their right to their stock for an aggregate redemption amount of approximately $9,778,698. After the satisfaction of such redemptions, the balance in our trust account was approximately $32,496,306. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance it will be available to us.

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

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public stockholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed, for no consideration, to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with (i) a stockholder vote to approve an initial business combination, (ii) a stockholder vote to approve an amendment to the charter to (a) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete an initial business combination by the Termination Date or (b) with respect to any other provision relating to stockholders’ rights or activity before an initial business combination, or (iii) in the context of a tender offer made by the Company to purchase shares of common stock.

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

From our initial public offering through January 11, 2024, our charter provided that in no event would we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination (the “Redemption Limitation”). At the Second Extension Meeting, our stockholders approved an amendment to our charter to remove the Redemption Limitation in order to allow us to redeem shares of Class A common stock irrespective of whether such redemption would exceed the Redemption Limitation. We filed the Charter Amendment (as defined below) with the Secretary of State of the State of Delaware on January 11, 2024.

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

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived, for no consideration, their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by the Termination Date. However, if our sponsor, officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the Termination Date.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $27,767 of proceeds held outside the trust account (as of December 31, 2023), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to use the amounts held outside the trust account ($27,767 as of December 31, 2023) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such stockholder.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes- Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Other Considerations

Our sponsor is OCA Acquisition Holdings LLC, a Delaware limited liability company. Our sponsor currently owns 3,737,500 shares of Common Stock and 7,057,500 private placement warrants of OCA. Olympus Capital Asia V, L.P. currently is the majority and managing member of OCA Acquisition Holdings LLC. Messrs. Shen, Glat and Mintz are managing directors of Olympus Capital, the investment adviser to Olympus Capital Asia V, L.P., and each own indirect interests in Olympus Capital Asia V, L.P. As such, each such person may be deemed to have or share beneficial ownership of the Class B common stock held directly by OCA Acquisition Holdings LLC. In July 2022, Antara acquired a majority economic, non-voting interest in our sponsor. Antara Capital LP, an affiliate of Antara, was founded by Himanshu Gulati in 2018 and invests across a wide variety of financial instruments, including loans, bonds, convertible bonds, stressed/distressed credit and special situation equity investments.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by April 20, 2023 (or up to January 20, 2024, if extended at the request of our sponsor);

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least April 20, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	our dependence on U.S. and multi-national financial institutions to provide banking services. If these financial services fail, our business may be adversely effected; and

●	we may be subject to the 1% excise tax included in the Inflation Reduction act of 2022, which may decrease the value of our securities following an initial business combination and hinder our ability to consummate an initial business combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate OCA.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate OCA. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an initial business combination, including any potential price appreciation of our securities.

Nasdaq may delist our shares of common stock from its exchange before we are able to complete an initial business combination, which could limit investors’ ability to make transactions in our securities and subject our potential target to additional trading restrictions.

We are listed on Nasdaq. Nasdaq IM-5101-2 requires that a special purpose acquisition company must complete one or more business combinations within thirty-six (36) months of the effectiveness of its registration statement in connection with its initial public offering. At the Second Extension Meeting (as defined below), our stockholders voted to extend our ability to complete an initial business combination until the forty-eight (48) month anniversary of the initial public offering, which will take us beyond the permitted period for an initial business combination under the foregoing Nasdaq rule. On January 16, 2024, we received a notice from the staff of Nasdaq’s Listing Qualifications Department indicating that, unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), trading of our securities on The Nasdaq Capital Market would be suspended at the opening of business on January 25, 2024, due to our non-compliance with Nasdaq IM-5101-2. We timely requested a hearing before the Panel to request sufficient time to complete the Business Combination. The hearing request will result in a stay of any suspension or delisting action pending the hearing. There can be no assurance that we will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq IM-5101-2, and maintain compliance with other Nasdaq listing requirements.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another approved national securities exchange, we expect that such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including: (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a determination that shares of our common stock are “penny stocks” which will require brokers trading in shares of common stock to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for our securities, (iv) a decreased ability to issue additional securities or obtain additional financing in the future, and (v) a less attractive acquisition vehicle to a target business in connection with an initial business combination.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our common stock and units, as well as the PSI Common Stock into which they will be converted upon the consummation of the Business Combination, qualify as covered securities under such statute. If our common stock were no longer listed on Nasdaq, such securities would not qualify as covered securities under such statute, and we would be subject to regulation in each state in which we offer our securities.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluation suitable targets for an initial business combination. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board of directors is ultimately responsible for overseeing our risk management activities in general and, as deemed necessary by our management team, will be informed of any cybersecurity threats or risks that may arise. In fiscal year 2023, we did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy and results of operations.

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

(b) Holders

On January 31, 2024, there was one (1) holder of record of our units, two (2) holders of record of our shares of Class A common stock, one (1) holder of record of our shares of Class B common stock and two (2) holders of record of our warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

Concurrently with the execution and delivery of the Business Combination Agreement, we entered into the Insider Subscription Agreement with the sponsor. Pursuant to the Insider Subscription Agreement, the sponsor agreed to subscribe for and purchase, and OCA agreed to issue and sell to the sponsor, immediately prior to the Business Combination, an aggregate of 200,000 shares of common stock for an aggregate purchase price of $2,000,000. Upon Closing, each issued and outstanding share of common stock purchased in the Insider PIPE Investment will be automatically cancelled, extinguished and converted into the right to receive one share of PSI Common Stock.

Concurrently with the execution and delivery of the Business Combination Agreement, the sponsor, Antara, OCA and PSI entered into the Sponsor Support Agreement, pursuant to which our sponsor has agreed to convert (i) the 2021 Note into Working Capital Warrants (as defined in the Warrant Agreement), (ii) the 2022 Note into Extension Warrants (as defined in the Warrant Agreement), and (iii) the 2023 Note and 2024 Note into Post-IPO Warrants (as defined in the Warrant Agreement) if the Business Combination is consummated, each at a price of $1.00 per warrant.

On January 11, 2024, our sponsor converted an aggregate of 300,000 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. Our sponsor waived any right to receive funds from the trust account with respect to the shares of Class A common stock received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original shares of Class B common stock under the terms of that certain letter agreement, dated as of January 14, 2021, by and among, us, our officers and directors and our sponsor.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 19, 2023, we held the First Extension Meeting to, in part, amend our charter to extend the date by which we have to consummate a business combination from January 20, 2023 to April 20, 2023 (or up to January 20, 2024, if extended at the request of our sponsor). In connection with the extension vote, 11,049,283 public shares of our common stock were redeemed for an aggregate redemption amount of approximately $114,017,035. After the satisfaction of such redemptions, the balance in our trust account was approximately $40,251,316.60.

On January 9, 2024, we held the Second Extension Meeting to, in part, amend our charter to extend the date by which we have to consummate an initial business combination. In connection with that vote, the holders of 902,281 shares of Class A common stock of the company properly exercised their right to their stock for an aggregate redemption amount of approximately $9,778,698. After the satisfaction of such redemptions, the balance in our trust account was approximately $32,496,306.

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

Upon the closing of the initial public offering and sale of the private placement warrants on January 20, 2021, $151.7 million ($10.15 per unit, which does not take into account contributions to the trust account by the sponsor in connection with our charter extension amendments) of the net proceeds of the sales of the units in the initial public offering and the private placement warrants were placed in the trust account. The trust account is located in the United States with Continental acting as trustee, and was invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the trust account as described below. On January 19, 2023, we liquidated the U.S. government treasury obligations or money market funds held in the trust account and maintained the funds in the trust account in cash in an interest-bearing demand deposit account at a bank until March 5, 2024. On March 5, 2024, we invested the funds in the trust account in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. The funds in the Trust Account will be so maintained until the earlier of the consummation of our initial business combination and our liquidation.

On January 19, 2023, we held the First Extension Meeting to, in part, amend our charter to extend the date by which we have to consummate a business combination from January 20, 2023 to April 20, 2023 (or up to January 20, 2024, if extended at the request of our sponsor). Following April 20, 2023, the board approved all nine monthly extensions of the deadline to complete an initial business combination, extending the deadline to January 20, 2024 and drew an aggregate of $1,080,000 pursuant to the 2023 Note. In connection with the extension vote, 11,049,283 public shares of our common stock were redeemed for an aggregate redemption amount of approximately $114,017,035. After the satisfaction of such redemptions, the balance in our trust account was approximately $40,251,317.

On December 21, 2023, we entered into the Business Combination Agreement, by and among us, PSI and Merger Sub.

On January 9, 2024, we held the Second Extension Meeting to approve an amendment to the charter to extend the Termination Date from January 20, 2024 (the “Previous Termination Date”) to February 20, 2024 (the “Second Charter Extension Date”) and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis up to eleven times by an additional one month each time after the Second Charter Extension Date, by resolution of our board of directors, if requested by the sponsor, and upon five days’ advance notice prior to the applicable Termination Date. Additionally, we held the Second Extension Meeting to approve an amendment to the Charter to eliminate the Redemption Limitation in order to allow us to redeem shares of Class A common stock irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal”).

Our stockholders approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal (together, the “Charter Amendment”) at the Second Extension Meeting and on January 11, 2024, the Company filed the Charter Amendment with the Delaware Secretary of State.

In connection with the vote to approve the Charter Amendment, the holders of shares of Class A common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $9,778,698.

Accordingly, on January 11, 2024, the Company issued an unsecured promissory note in the principal amount of $1,080,000 (the “2024 Note”) to the sponsor and drew $90,000 pursuant to the 2024 Note. The 2024 Note does not bear interest and matures upon closing of an initial business combination. In the event that the Company does not consummate an initial business combination, this note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2024 Note may be converted into warrants of the Company at a price of $1.00 per warrant. The proceeds of this note have been deposited in the trust account.

On February 20, 2024 and March 20, 2024, the board approved an extension of the Termination Date from February 20, 2024 to March 20, 2024 and from March 20, 2024 to April 20, 2024, respectively, and drew an additional $180,000 ($90,000 per each one-month extension) pursuant to the 2024 Note.

On January 11, 2024, our sponsor converted an aggregate of 300,000 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. Our sponsor waived any right to receive funds from the trust account with respect to the shares of Class A common stock received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original shares of Class B common stock under the terms of that certain letter agreement, dated as of January 14, 2021, by and among, us, our officers and directors and our sponsor.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2023 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses

For the year ended December 31, 2023, we had a net loss of approximately $2.5 million which included a loss from the change in fair value of warrant liabilities of approximately $0.7 million and interest earned on trust account of approximately $1.8 million, offset by loss from operations of approximately $3.2 million and provision for income tax of approximately $0.3 million.

For the year ended December 31, 2022, we had a net income of approximately $7.4 million which included a gain from the change in fair value of warrant liabilities of approximately $6.8 million and interest earned on trust account of approximately $2.2 million, offset by loss from operations of approximately $1.3 million and provision for income tax of approximately $0.4 million.

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

Liquidity and Going Concern

As of December 31, 2023, we had $27,767 in our operating bank account.

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

On December 14, 2021, we issued the 2021 Note in the principal amount of up to $1,500,000 to our sponsor. The 2021 Note was issued in connection with advances the sponsor has made, and may make in the future, to the Company for working capital expenses. If we complete an initial business combination, we will repay the 2021 Note out of the proceeds of the trust account released to us. Otherwise, the 2021 Note will be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay the 2021 Note but no proceeds from the trust account will be used to repay the 2021 Note. At the election of the sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of December 31, 2023 and 2022, there was $1,500,000 outstanding under the 2021 Note.

On July 20, 2022, we issued the 2022 Note to our sponsor. The 2022 Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate an initial business combination, the 2022 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2023 and 2022, there was $747,500 and $747,500 outstanding under the 2022 Note, respectively.

On January 19, 2023, we issued the 2023 Note to our sponsor. The 2023 Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate an initial business combination, the 2023 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company at a price of $1.00 per warrant. As of December 31, 2023, there was $1,080,000 outstanding under the 2023 Note.

On January 11, 2024, we issued the 2024 Note to our sponsor. The 2024 Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate an initial business combination, the 2024 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2024 Note may be converted into warrants of the Company at a price of $1.00 per warrant.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 20, 2024 to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension not requested by the sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur and an extension is not requested by the sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 20, 2024. The Company intends to complete an initial business combination before the mandatory liquidation date.

Contractual Obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than deferred underwriting fees of $5,232,500, $1,500,000 outstanding under the 2021 Note and $1,827,500 of amounts due to our sponsor on December 31, 2023.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies estimates:

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

Off-Balance Sheet Arrangements

As of December 31, 2023 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that internal control over financial reporting were effective as of December 31, 2023.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
David Shen	56	Chief Executive Officer, President and Director
Jeffrey Glat	59	Director, Chief Financial Officer, Secretary and Treasurer
Daniel Mintz	62	Director
Gary Bennett	69	Director
Alec Ellison	61	Director
Christine Houston	70	Director
Emmanuel Pitsilis	55	Director
Jacob Robbins	64	Director

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

Daniel Mintz a member of our board of directors since our inception, has more than 30 years of private equity investment and M&A experience in Asia and the U.S. Prior to co-founding Olympus Capital in 1997, where he has focused primarily on investments in the financial services industry. Mr. Mintz established and was head of Asia for Morgan Stanley Capital Partners (“MSCP”), the former private equity arm of Morgan Stanley, which managed over $4 billion of private equity capital. Mr. Mintz was a member of the worldwide Investment Committee of MSCP and served as a director on a number of boards of portfolio companies in Asia and the U.S. Mr. Mintz received an MBA from the Stanford Graduate School of Business Administration and a B.A. degree magna cum laude and Phi Beta Kappa from Brown University. He was a recipient of a Fulbright Fellowship and is a member of the Council on Foreign Relations. We believe Mr. Mintz’ broad operational and transactional experience makes him well qualified to serve on our board of directors.

Gary Bennett, a member of our board of directors since January 2021, has over 35 years of experience in the life insurance industry, working for a number of international companies in Australia, Asia and North America in senior leadership positions. Mr. Bennett has been the Chairman and Chief Executive of North Star Consulting since founding the company in 2014. North Star Consulting is a consulting company that provides high level strategic advice and operational support to organizations with particular strength in interim management, Mergers & Acquisitions, new business set ups, restructuring, distribution, product development, marketing, leadership and board, advisory and investor support. Prior to his current role, Mr. Bennett served as Chairman & CEO of Seguros Monterrey New York Life in Mexico from 2014 through 2018, where he continues to be a non-executive director, serving on the audit, investment and reinsurance committees. Prior to rejoining New York Life in Mexico, Mr. Bennett had a ten year career with New York Life in Asia, where he most recently served as CEO of Asia of New York Life International, where he oversaw the company’s fully-owned and JV operations in the region and previously serving as Executive Vice President and CEO for Greater China, CEO for India and President and CEO of the company’s Hong Kong operation. Prior to joining New York Life International, Mr. Bennett was Managing Director of North Asia for Prudential Corporation Asia (PCA), where he previously served as a member of the PCA Regional Board, Life ExCo and Chairman & CEO of its life insurance companies in Japan and Korea as well as a director of PCA Asset Management, Japan. Prior to joining PCA in 2000, Mr. Bennett was Chairman and Chief Executive Officer of Colonial Mutual Group (CMG) Asia Life in Hong Kong. Mr. Bennett also currently serves chairman of Fenix Holdings Ltd and Archer Wealth Ltd., vice chair of the board of directors of 25 Point Systems, Inc., as a director of Credit Access Life Insurance Company, Ooptify Limited and Pembroke Life Insurance Limited and on the advisory boards of Vivanta Limited, Chief of Staff.com, LLC and Lapetus Solutions, Inc. Mr. Bennett received a B.A. in Business Administration from the University of California, Berkeley. We believe Mr. Bennett’s broad operational and transactional experience makes him well qualified to serve on our board of directors.

Alec Ellison, a member of our board of directors since January 2021, is currently Houlihan Lokey’s Chief Innovation Officer, Global Head of its FinTech Group and a member of its Management Committee. Previously he served as U.S. Chairman and Executive Committee Chairman of OurCrowd International, G.P., one of the world’s leading digital investing platforms. Mr. Ellison joined OurCrowd after a nearly 30-year career in investment banking focused on the technology sector. Over the course of his career, Mr. Ellison advised on over 200 completed M&A transactions in the technology sector. Mr. Ellison was formerly a Vice Chairman of Jefferies LLC, the longtime head of the firm’s Technology Investment Banking Group, and a member of the firm’s Executive Committee. Mr. Ellison joined Jefferies as part of the firm’s 2003 acquisition of Broadview International, where he was President. Mr. Ellison began his investment banking career at Morgan Stanley. Mr. Ellison is a South Carolina native, resides in Connecticut, and holds a BA from Yale (summa cum laude) and an MBA with High Distinction from the Harvard Business School. We believe Mr. Ellison’s broad operational and transactional experience makes him well qualified to serve on our board of directors.

Christine Houston, a member of our board of directors since January 2021, is the Founder and Managing Director of Executive Strategies Group International Ltd. (“EGSI”), which she founded in 1998. Ms. Houston specializes in providing senior level human capital advisory services throughout Asia, Europe and North America, with expertise in financial services and the professional services sector. Ms. Houston is also the Co-Founder and Managing Director of Corporate Governance Reality Check, a Board Advisory consultancy. Prior to forming EGSI, Ms. Houston was a Partner with TASA International (subsequently TMP Search), originally as a Partner in New York and from 1994 on as the Managing Partner of the Hong Kong office, concurrently heading the Financial Services and Technology Practices in Asia, including Japan. Prior to joining TASA in 1990, Ms. Houston was a Partner at Korn Ferry International, where she focused on leading cross-border searches between the US and Asia. Prior to entering the executive search profession, Ms. Houston was a Vice President and Managing Director of J. Walter Thompson — Japan. Her management positions at the corporate level include Director of Marketing for Revlon Japan, and executive positions with the International Division of Avon Products for the Japanese and Latin American markets. Ms. Houston is a past member of the Board of the C.G. Jung Foundation, and the Advisory Board of Catalyst. While based in Japan, she was a founding member of Foreign Executive Women (FEW) in Japan. Ms. Houston also holds an MBA from Fordham University, and a B.A. in Economics from Hofstra University. We believe Ms. Houston’s broad operational and transactional experience makes her well qualified to serve on our board of directors.

Emmanuel Pitsilis, a member of our board of directors since January 2021, started his career with McKinsey in 1993 and left as a Senior Partner in 2014. During his 21 years with McKinsey, Mr. Pitsilis focused on building the Firm’s presence in Asia Pacific with a focus initially on Southeast Asia and then on North Asia. Mr. Pitsilis built long-lasting and deep relationships with CEOs of leading global and Asian financial services clients and with senior regulators throughout Asia. Mr. Pitsilis also held various leadership and entrepreneurial roles within McKinsey — for example, he led the build-up of McKinsey’s financial services practice in Greater China between 2006 and 2013. Mr. Pitsilis remained a senior advisor to the Firm until February 2021. Between 2014 and early 2021, Mr. Pitsilis co-founded two early-stage ventures: Velotrade (a FinTech platform focused on trade-finance) and Zegal (a legaltech platform), and was an active investor in companies in deep tech, FinTech, and e-commerce with a focus on Asia Pacific. Since April 2021, Mr. Pitsilis has been co-head of Asia Pacific at Partners Capital, a global investment management firm with close to USD 50 billion in AUM. Mr. Pitsilis focuses on growing the client business in Asia Pacific as well as on the firm’s global fund distribution capabilities. Mr. Pitsilis holds an MBA from INSEAD, a Master of Sciences from Ecole Polytechnique and a Master in Engineering from Ecole des Mines de Paris. We believe Mr. Pitsilis’ broad operational and transactional experience makes him well qualified to serve on our board of directors.

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

Clawback Policy

Our board of directors has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq. The Clawback Policy is also filed as an exhibit to this Report. We believe that it is in our best interests and the best interests of our stockholders to create and maintain a culture that emphasizes integrity and accountability. Our board of directors therefore adopted the Clawback Policy, which provides for the recoupment of certain executive compensation in the event that we are required to prepare an accounting restatement of our financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws. The Clawback Policy is administered by our compensation committee. Any determinations made by our compensation committee are final and binding on all affected individuals. The Clawback Policy applies to our current and former executive officers (as determined by our compensation committee in accordance with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq) and such other senior executives or employees who may from time to time be deemed subject to the Clawback Policy by our compensation committee. _

Code of Business Conduct and Ethics

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2023, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act. In connection with our initial public offering, each of our directors and officers and our sponsor failed to timely file a Form 3. This failure was due to an administrative error.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of either class of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 7,638,217 shares of our common stock, consisting of (i) 3,900,717 shares of our Class A common stock and (ii) 3,737,500 shares of our Class B common stock, issued and outstanding as of December 31, 2023. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A common stock		Class B common stock		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
OCA Acquisition Holdings LLC(3)	—	—	3,737,500	100.0%	48.9%
David Shen(3)	—	—	—	—	—
Jeffrey Glat(3)	—	—	—	—	—
Daniel Mintz(3)	—	—	—	—	—
Alec Ellison(4)	—	—	—	—	—
Gary Bennett(4)	—	—	—	—	—
Christine Houston(4)	—	—	—	—	—
Emmanuel Pitsilis(4)	—	—	—	—	—
Jacob Robbins(4)	—	—	—	—	—
All executive officers and directors as a group (8 individuals)	—	—	3,737,500	100.00%	48.9%
Other 5% Owners	—	—	—	—
Karpus Investment Management(5)	709,603	18.2%	—	—	9.3%
Meteora Capital, LLC(6)	380,000	9.7%	—	—	5.0%
Periscope Capital Inc.(7)	332,776	8.5%	—	—	4.4%
Walleye Capital LLC(8)	208,217	5.3%	—	—	2.7%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o OCA Acquisition Corp., 1345 Avenue of the Americas, 33rd Floor, New York, New York 10022.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in Exhibit 4.5 to this report, which is incorporated by reference herein.

(3)	OCA Acquisition Holdings LLC is the record holder of the shares reported herein. Olympus Capital Asia V, L.P. currently is the majority and managing member of OCA Acquisition Holdings LLC. Messrs. Shen, Glat and Mintz are managing directors of Olympus Capital, the investment adviser to Olympus Capital Asia V, L.P., and each own indirect interests in Olympus Capital Asia V, L.P. As such, each such person may be deemed to have or share beneficial ownership of the Class B common stock held directly by OCA Acquisition Holdings LLC. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	OCA Acquisition Holdings LLC is the record holder of the shares reported herein. Each of Messrs. Ellison, Bennett, Pitsilis and Robbins and Ms. Houston own non-managing member interests in OCA Acquisition Holdings LLC and have no power to vote or dispose of our shares owned by OCA Acquisition Holdings LLC. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(5)	According to a Schedule 13G filed with the SEC on June 10, 2021, as amended on January 10, 2023, and as further amended on February 13, 2024 by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”). Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940 and shares of Class A common stock reported in the Schedule 13G filed with the SEC on June 10, 2021, as amended on January 10, 2023, and as further amended on February 13, 2024 are owned directly by the accounts managed by Karpus. The business address of Karpus is 183 Sully’s Trail, Pittsford, New York 14534.

(6)	According to a Schedule 13G filed with the SEC on February 14, 2024 by Meteora Capital, LLC, a Delaware limited liability company (“Meteora Capital”) with respect to the shares of Class A common stock held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”) and Vik Mittal, who serves as the Managing Member of Meteora Capital, with respect to the shares of Class A common stock held by the Meteora Funds. The reporting persons may be deemed to have voting and dispositive control of the shares of Class A common stock reported on the Schedule 13G filed with the SEC on February 14, 2024. The business address for the reporting persons is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

(7)	According to a Schedule 13G filed with the SEC on February 9, 2024 by Periscope Capital Inc. (“Periscope”) with respect to the shares of Class A common stock. Periscope, which is the beneficial owner of 159,424 shares of Class A common stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”) that collectively directly own 173,352 shares of Class A common stock. Periscope may be deemed to have shared voting and dispositive power with respect to the shares of Class A common stock reported on the Schedule 13G filed with the SEC on February 9, 2024. The business address of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(8)	According to a Schedule 13G filed with the SEC on February 14, 2024 by Walleye Capital LLC, a Minnesota limited liability company (“Walleye Capital”). Walleye Capital possesses voting and dispositive power with respect to the shares of Class A common stock beneficially owned as reported on a Schedule 13G filed with the SEC on February 14, 2024. The business address for Walleye Capital is 315 Park Ave. South, New York, NY 10010.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

On January 9, 2024, we held the Second Extension Meeting to, in part, amend our charter to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 902,281 public shares of our common stock properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $9,778,698. After the satisfaction of such redemptions, the balance in our trust account was approximately $32,496,306 and there were 3,298,436 public shares of our common stock outstanding. Following such redemptions, our initial stockholders owned, on an as-converted basis, approximately 55.5% of our outstanding common stock.

On January 11, 2024, the sponsor converted an aggregate of 300,000 shares of Class B common stock on a one-for-one basis. The sponsor waived any right to receive funds from the trust account with respect to the shares of Class A common stock received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original shares of Class B common stock under the terms of that certain letter agreement, dated as of January 14, 2021, by and among OCA, its officers and directors and the sponsor.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. The 2021 Note with a balance of $1,500,000 outstanding at December 31, 2023 (see discussion below) was issued under the working capital loan arrangement.

On December 14, 2021, we issued the 2021 Note, a promissory note in the principal amount of up to $1,500,000 to our sponsor. The 2021 Note was issued in connection with advances the sponsor has made, and may make in the future, to the Company for working capital expenses. If we complete a business combination, we will repay the 2021 Note out of the proceeds of the trust account released to us. Otherwise, the 2021 Note will be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the 2021 Note but no proceeds from the trust account will be used to repay the 2021 Note. At the election of the sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of December 31, 2023, there was $1,500,000 outstanding under the 2021 Note.

On July 20, 2022, we issued an unsecured promissory note in the principal amount of up to $747,500 to our sponsor. The 2022 Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate an initial business combination, the 2022 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2023, there was $747,500 outstanding under the 2022 Note.

On January 19, 2023, we issued the 2023 Note, a promissory note in the principal amount of up to $1,080,000. The 2023 Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate an initial business combination, the 2023 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company at a price of $1.00 per warrant. Pursuant to the charter, our sponsor deposited $270,000 into the trust account in order to extend the time available for us to consummate our initial business combination. If we anticipate that we may not be able to consummate our initial business combination by April 20, 2023, and subject to our sponsor depositing additional funds into the trust account pursuant to the 2023 Note, our time to consummate a business combination shall be extended for up to an additional nine months until January 20, 2024. For each monthly extension, our sponsor will deposit $90,000 into the trust account. Following April 20, 2023, the board approved all nine monthly extensions of the deadline to complete an initial business combination, extending the deadline to January 20, 2024 and drew an aggregate of $1,080,000 pursuant to the 2023 Note. As of December 31, 2023, there was $1,080,000 outstanding under the 2023 Note.

Concurrently with the execution of the Business Combination Agreement, we entered into the Insider Subscription Agreement with the sponsor. Pursuant to the Insider Subscription Agreement, the sponsor agreed to subscribe for and purchase, and we agreed to issue and sell to the sponsor, immediately prior to the Merger, an aggregate of 200,000 shares of Class A common stock for an aggregate purchase price of $2,000,000. Upon Closing, each issued and outstanding share of common stock will be automatically cancelled, extinguished and converted into the right to receive one share of PSI Common Stock.

On January 11, 2024, we issued the 2024 Note, a promissory note in the principal amount of up to $1,080,000. The 2024 Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate an initial business combination, the 2024 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2024 Note may be converted into warrants of the Company at a price of $1.00 per warrant. Pursuant to the charter, our sponsor deposited $270,000 into the trust account in order to extent the time available for us to consummate our initial business combination. If we anticipate that we may not be able to consummate our initial business combination by April 20, 2024, and subject to our sponsor depositing additional funds into the trust account pursuant to the 2024 Note, our time to consummate a business combination shall be extended for up to an additional nine months until January 20, 2025. For each monthly extension, our sponsor will deposit $90,000 into the trust account.

In connection with our entry into the Business Combination Agreement, our sponsor has agreed to convert (i) the 2021 Note into Working Capital Warrants (as defined in the Warrant Agreement), (ii) the 2022 Note into Extension Warrants (as defined in the Warrant Agreement), and (iii) the 2023 Note and 2024 Note into Post-IPO Warrants (as defined in the Warrant Agreement) if the Business Combination is consummated.

On January 11, 2024, our sponsor converted an aggregate of 300,000 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. Our sponsor waived any right to receive funds from the trust account with respect to the shares of Class A common stock received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original shares of Class B common stock under the terms of that certain letter agreement, dated as of January 14, 2021, by and among us, our officers and directors and our sponsor.

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

Audit Fees. For the year ended December 31, 2023 and 2022, fees were approximately $126,000 and $145,000, for the services Withum performed in connection with our initial public offering, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and the audit of our December 31, 2023 and 2022 financial statements included in this Report.

Audit-Related Fees. For the year ended December 31, 2023 and 2022, Withum did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2023 and 2022, fees for services rendered to us for tax compliance, tax advice and tax planning by Withum were approximately $5,000 and $13,000, respectively.

All Other Fees. For the year ended December 31, 2023 and 2022, Withum did not render any services to us other than those set forth above.

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

OCA ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of OCA Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of OCA Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by April 20, 2024, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

April 1, 2024

PCAOB ID Number 100

OCA ACQUISITION CORP.

Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$27,767	$985
Prepaid expenses	7,905	—
Total current assets	35,672	985
Cash and marketable securities held in Trust account	42,257,554	153,980,991
Total Assets	$42,293,226	$153,981,976

Liabilities Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$1,990,949	$248,060
Due to related party	1,663,859	391,118
Convertible promissory notes - related party	3,327,500	2,247,500
Excise tax payable	1,140,170	—
Income tax payable	—	11,965
Total current liabilities	8,122,478	2,898,643

Deferred underwriting fee	5,232,500	5,232,500
Warrant liability	871,950	145,325
Total liabilities	14,226,928	8,276,468

Commitments
Class A common stock subject to possible redemption, 3,900,717 and 14,950,000 shares issued and outstanding at redemption value of $10.82 and $10.30 at December 31, 2023 and 2022, respectively	42,224,010	153,928,977

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 3,900,717 and 14,950,000 shares, respectively, subject to possible redemption) at December 31, 2023 and 2022	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,737,500 shares issued and outstanding at December 31, 2023 and 2022	374	374
Additional paid-in capital	—	—
Accumulated deficit	(14,158,086)	(8,223,843)
Total stockholders’ deficit	(14,157,712)	(8,223,469)
Total Liabilities Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$42,293,226	$153,981,976

The accompanying notes are an integral part of the financial statements.

OCA ACQUISITION CORP.

Statements of Operations

	Year Ended December 31,
	2023	2022
General and administrative expenses	$3,181,537	$1,250,458
Loss from operations	(3,181,537)	(1,250,458)

Other income:
Interest earned on cash and marketable securities held in Trust account	1,752,098	2,193,696
Change in fair value of warrant liability	(726,625)	6,837,333
Total other income, net	1,025,473	9,031,029

Income (loss) before provision for income taxes	(2,156,064)	7,780,571
Provision for income taxes	(325,941)	(383,965)
Net (loss) income	$(2,482,005)	$7,396,606

Weighted average shares outstanding of Class A common stock	4,445,613	14,950,000
Basic and diluted net (loss) income per share, Class A common stock	$(0.30)	$0.40
Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500
Basic and diluted net (loss) income per share, Class B common stock	$(0.30)	$0.40

The accompanying notes are an integral part of the financial statements.

OCA ACQUISITION CORP.

Statements of Changes in Stockholders’ Deficit

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	3,737,500	$374	$—	$(13,433,972)	$(13,433,598)

Accretion of Class A common stock subject to redemption	—	—	—	(2,186,477)	(2,186,477)

Net Income	—	—	—	7,396,606	7,396,606
Balance as of December 31, 2022	3,737,500	374	—	(8,223,843)	(8,223,469)

Accretion of Class A common stock subject to redemption	—	—	—	(2,312,068)	(2,312,068)
Excise tax payable attributable to redemption of common stock	—	—	—	(1,140,170)	(1,140,170)
Net Loss	—	—	—	(2,482,005)	(2,482,005)
Balance as of December 31, 2023	3,737,500	$374	$—	$(14,158,086)	$(14,157,712)

The accompanying notes are an integral part of the financial statements.

OCA ACQUISITION CORP.

Statements of Cash Flows

	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,482,005)	$7,396,606
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust account	(1,752,098)	(2,193,696)
Change in fair value of warrant liability	726,625	(6,837,333)
Changes in operating assets and liabilities:
Prepaid expenses	(7,905)	63,613
Accrued expenses	1,742,889	(143,436)
Due to related party	1,272,741	273,895
Income tax payable	(11,965)	11,965
Net cash used in operating activities	(511,718)	(1,428,386)

Cash Flows from Investing Activities:
Deposit into Trust account for Extension	(1,080,000)	(747,500)
Cash withdrawn for redemptions	114,017,035	—
Interest withdrawn from Trust account to pay for franchise and federal income taxes	538,500	735,337
Net cash provided by (used in) investing activities	113,475,535	(12,163)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	1,080,000	500,000
Proceeds from convertible promissory note – related party	—	747,500
Redemption of common stock	(114,017,035)	—
Net cash (used in) provided by financing activities	(112,937,035)	1,247,500

Net change in cash	26,782	(193,049)
Cash, beginning of year	985	194,034
Cash, end of the year	$27,767	$985

Supplemental disclosure of cash flow information:
Excise tax payable attributable to redemption of common stock	$1,140,170	$—
Remeasurement of common stock subject to possible redemption to redemption value	$2,305,562	$2,186,477
Taxes paid	$338,250	$372,000

The accompanying notes are an integral part of the financial statements.

OCA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

OCA Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 28, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”).

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023 relates to the Company’s formation and the IPO (as defined and described below), and identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 14, 2021 (the “Registration Statement”). The Company’s sponsor is OCA Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”). On January 20, 2021, the Company consummated an initial public offering of 14,950,000 units at $10.00 per unit, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 1,950,000 units, generating gross proceeds of $149,500,000, which is discussed in Note 3 (the “IPO”).

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

Following the closing of the IPO on January 20, 2021, $151,742,500 (approximately $10.15 per unit, which does not take into account contributions to the trust account by the Sponsor in connection with the Company’s charter extension amendments) from the net offering proceeds of the sale of the units in the IPO and the sale of the private placement warrants were placed in a trust account (the “Trust account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from this offering and the sale of the private placement warrants will not be released from the trust account until the earliest of (a) the completion of the initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination by the Termination Date (as defined below). On January 19, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the trust account. The funds in the trust account will be maintained in cash in an interest-bearing deposit account until the earlier of the initial business combination or liquidation. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

OCA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The shares of Common Stock (as defined in Note 2) subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with an initial business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an initial business combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of an initial business combination.

On July 15, 2022, the board of directors of the Company (the “board”) elected to extend the date by which the Company has to consummate an initial business combination from July 20, 2022 to January 20, 2023, as permitted under the Company’s amended and restated certificate of incorporation. On July 20, 2022, the Company issued a promissory note in the principal amount of up to $747,500 to the Company’s Sponsor, and on July 25, 2022, the Sponsor deposited $747,500 (representing $0.05 per public share) into the Company’s trust account for its public stockholders. This deposit enabled the Company to extend the date by which the Company has to complete its initial business combination from July 20, 2022 to January 20, 2023.

On January 19, 2023, OCA held the its first extension meeting (the “First Extension Meeting”) to approve an amendment (the “First Charter Amendment”) to the Company’s amended and restated certificate of incorporation (the “Charter”) to extend the date (the “Termination Date”) by which OCA has to consummate an initial business combination from January 20, 2023 (the “Original Termination Date”) to April 20, 2023 (the “Charter Extension Date”) and to allow OCA, without another stockholder vote, to elect to extend the Termination Date to consummate an initial business combination on a monthly basis up to nine times by an additional one month each time after the Charter Extension Date, by resolution of the board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until January 20, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of an initial business combination shall have occurred prior thereto (the “Extension Amendment Proposal”). The stockholders of OCA approved the Extension Amendment Proposal at the First Extension Meeting and on January 19, 2023, OCA filed the First Charter Amendment with the Delaware Secretary of State. Following April 20, 2023, the board approved all nine monthly extensions of the deadline to complete an initial business combination, extending the deadline to January 20, 2024 and drew an aggregate of $1,080,000 pursuant to the 2023 Note.

In connection with the vote to approve the First Charter Amendment, the holders of 11,049,283 public shares of common stock of OCA properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.31 per share, for an aggregate redemption amount of approximately $114,017,035.

On December 21, 2023, the Company entered into an Agreement and Plan of Merger, as it may be amended, supplemented or otherwise modified from time to time (the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”), by and among the Company, Powermers Smart Industries, Inc., a Delaware corporation (“PSI”), and POWR Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of PSI (“Merger Sub”).

PSI is a green-powered innovator at the intersection of modern engineering, fleet management solutions, and product platforms for the commercial transportation and industrial equipment sectors. At the closing of the Business Combination, the combined company is expected to have a pro forma equity value of approximately $2 billion. See further details in Note 6.

On January 9, 2024, the Company held a second extension meeting (the “Second Extension Meeting”) to approve an amendment to the Company’s Charter to extend the Termination Date from January 20, 2024 (the “Previous Termination Date”) to February 20, 2024 (the “Second Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis up to eleven times by an additional one month each time after the Second Charter Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date. Additionally, the Company held the Second Extension Meeting to approve an amendment to the Charter to eliminate the limitation that the Company may not redeem shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem shares of Class A common stock irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal”).

OCA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The stockholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal (together, the “Second Charter Amendment”) at the Second Extension Meeting and on January 11, 2024, the Company filed the Second Charter Amendment with the Delaware Secretary of State.

In connection with the vote to approve the Second Charter Amendment, the holders of shares of Class A common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $9,778,698.

Accordingly, on January 11, 2024, the Company issued an unsecured promissory note in the principal amount of $1,080,000 (“2024 Note”) to the Sponsor and drew $90,000 pursuant to the 2024 Note. The 2024 Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, this note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2024 Note may be converted into warrants of the Company at a price of $1.00 per warrant. The proceeds of this note have been deposited in the trust account.

On February 20, 2024 and March 20, 2024, the board of directors of the Company, approved draws of an aggregate of $180,000 (the “Extension Funds”) pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s trust account for its public stockholders on February 20, 2024 and March 20, 2024, respectively. These deposits enabled the Company to extend the date by which it must complete its initial business combination from February 20, 2024 to March 20, 2024 and from March 20, 2024 to April 20, 2024, respectively (the “Extensions”). The Extensions are the first two of eleven one-month extensions permitted under the Company’s charter and provides the Company with additional time to complete its initial business combination.

On January 11, 2024, the Sponsor converted an aggregate of 300,000 shares of the Company’s Class B Common Stock, par value $0.0001 per share (the “Class B common stock”), into shares of Class A common stock on a one-for-one basis. The Sponsor waived any right to receive funds from the trust account with respect to the shares of Class A common stock received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original shares of Class B common stock under the terms of that certain letter agreement, dated as of January 14, 2021, by and among, the Company, its officers and directors and the Sponsor.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares (as defined in Note 5) and public shares in connection with the completion of an initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if the Company fails to complete the an initial business combination within the Combination Period.

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

OCA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Liquidity and Going Concern Consideration

As of December 31, 2023, the Company had $27,767 in its operating bank account.

During the year ended December 31, 2023, the Company satisfied its liquidity needs primarily through funding by its Sponsor. Until the consummation of a an initial business combination, the Company will be using the funds not held in the trust account. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 20, 2024 to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 20, 2024.

Risks and Uncertainties

The Company’s results of operations and its ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact its business and its ability to complete an initial business combination.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with an initial business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with an initial business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with an initial business combination, extension or otherwise, (ii) the structure of an initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with an initial business combination (or otherwise issued not in connection with an initial business combination but issued within the same taxable year of an initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete an initial business combination and in the Company’s ability to complete an initial business combination.

OCA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

On January 18, 2023, the Company’s stockholders redeemed 11,049,283 public shares of common stock for a total of $114,017,035. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status of completing an initial business combination as well as variability of its liquidation date as of December 31, 2023 and concluded that it is probable that a contingent liability should be recorded. As of December 31, 2023, the Company recorded $1,140,170 of excise tax liability calculated as 1% of shares redeemed on January 18, 2023.

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

OCA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and 2022, the Company did not have any cash equivalents.

Cash and Marketable Securities Held in Trust Account

At December 31, 2023, the investment in the trust account was held in a demand deposit account. At December 31, 2022, the investment in the trust account was held in marketable securities which are reported at fair market value. The Company’s portfolio of marketable securities held in the trust account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities were included in interest earned on cash and marketable securities held in the trust account. The estimated fair values of the marketable securities held in the trust account were determined using available market information.

On March 5, 2024, the Company invested the funds in the trust account in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. The funds in the Trust Account will be so maintained until the earlier of the consummation of the Company’s initial business combination and its liquidation.

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

Warrant Liabilities

The Company evaluated the Warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”), and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the statements of operations in the period of change.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock contains certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 3,900,717 and 14,950,000 shares of Class A common stock subject to possible redemption are presented as, at redemption value, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of December 31, 2023 and 2022, the Company recorded an accretion of $2,312,068 and $2,186,477, respectively, which is in accumulated deficit.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 15.1% and 4.9% for the years ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Share of Common Stock

The Company has two classes of common stock, Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,532,500 of the Company’s Class A common stock in the calculation of diluted (loss) income per share of common stock for the years ended December 31, 2023 and 2022, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

OCA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Reconciliation of Net (Loss) Income per Share of Common Stock

The Company’s statements of operations include a presentation of (loss) income per share for common stock subject to redemption in a manner similar to the two-class method of (loss) income per share. Accordingly, basic and diluted (loss) income per share of Class A common stock and Class B common stock is calculated as follows:

	Year Ended December 31,
	2023	2022
Net (loss) income per share for Class A Common Stock:
Net (loss) income	$(2,482,005)	$7,396,606
Less: Allocation of income (loss) to Class B common stock	1,133,614	(1,479,321)
Adjusted net (loss) income	$(1,348,391)	$5,917,285

Weighted average shares outstanding of Class A common stock	4,445,613	14,950,000
Basic and diluted net (loss) income per share, Class A common stock	$(0.30)	$0.40

Net (loss) income per share for Class B common stock:
Net (loss) income	$(2,482,005)	$7,396,606
Less: Allocation of income (loss) to Class A common stock	1,348,391	(5,917,285)
Adjusted net (loss) income	$(1,133,614)	$1,479,321

Weighted average shares outstanding of Class B common stock	3,737,500	3,737,500
Basic and diluted net (loss) income per share, Class B common stock	$(0.30)	$0.40

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Company’s Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of an initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price (as further described below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

OCA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Each private placement warrant was identical to the public warrants sold in the IPO, except that the private placement warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial business combination, and (iii) may be exercised by the holders on a cashless basis. The Company’s Sponsor has agreed to (i) waive its redemption rights with respect to its founder shares and public shares in connection with the completion of the Company’s initial business combination, (ii) waive its redemption rights with respect to its founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination by April 20, 2024 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive its rights to liquidating distributions from the trust account with respect to its founder shares if the Company fails to complete its initial business combination by April 20, 2024.

OCA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans.

On December 14, 2021, the Company issued a promissory note in the principal amount of up to $1,500,000 to the Sponsor (the “2021 Note”). The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of December 31, 2023 and 2022, there were amounts of $1,500,000 outstanding under the 2021 Note.

OCA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Related Party Extension Loans

On July 15, 2022, the board of directors elected to extend the date by which the Company has to consummate a business combination from July 20, 2022 to January 20, 2023, as permitted under the Company’s amended and restated certificate of incorporation. In connection with this extension, on July 20, 2022, Sponsor deposited an aggregate of $747,500 (representing $0.05 per public share) into the Company’s trust account. This extension provided the Company with additional time to complete its initial business combination. The loan may be settled in whole warrants to purchase Class A common stock of the Company at a conversion price equal to $1.00 per warrant. The loan will not bear any interest and will be repayable to OCA Acquisition Holdings LLC upon the earlier of the date on which the Company consummates an initial business combination and the date that the winding up of the Company is effective.

On January 19, 2023, the Company issued the 2023 Note, a promissory note in the principal amount of up to $1,080,000. The 2023 Note does not bear interest and matures upon closing of the initial business combination. In the event that the Company does not consummate an initial business combination, the 2023 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company at a price of $1.00 per warrant. Pursuant to the charter, the Sponsor deposited $270,000 into the trust account in order for the time available for the Company to consummate the initial business combination to be extended. Following April 20, 2023, the board approved all nine monthly extensions of the deadline to complete an initial business combination, extending the deadline to January 20, 2024 and drew an aggregate of $1,080,000 pursuant to the 2023 Note. As of December 31, 2023 and 2022, there was $1,080,000 and $0, respectively, outstanding under the 2023 Note.

Concurrently with the execution of the Business Combination Agreement, the Company entered into a subscription agreement (the “Insider Subscription Agreement”) with the Sponsor. Pursuant to the Insider Subscription Agreement, the Sponsor agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Sponsor, immediately prior to the Merger, an aggregate of 200,000 shares of Class A common stock for an aggregate purchase price of $2,000,000 (the “Insider PIPE Investment”). Upon Closing, each issued and outstanding share of common stock will be automatically cancelled, extinguished and converted into the right to receive one share of PSI Common Stock.

On January 11, 2024, the Company issued the 2024 Note, a promissory note in the principal amount of up to $1,080,000. The 2024 Note does not bear interest and matures upon closing of the initial business combination. In the event that the Company does not consummate an initial business combination, the 2024 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2024 Note may be converted into warrants of the Company at a price of $1.00 per warrant. Pursuant to the charter, Sponsor deposited $270,000 into the trust account in order to extend the time available for the Company to consummate its initial business combination. If the Company anticipates that it may not be able to consummate the initial business combination by April 20, 2024, and subject to Sponsor depositing additional funds into the trust account pursuant to the 2024 Note, the Company’s time to consummate a business combination shall be extended for up to an additional nine months until January 20, 2025. For each monthly extension, Sponsor will deposit $90,000 into the trust account.

In connection with the Company’s entry into the Business Combination Agreement, the Sponsor agreed to convert the (i) 2021 Note into Working Capital Warrants (as defined in the Warrant Agreement, (ii) the 2022 Note into Extension Warrants (as defined in the Warrant Agreement, and (iii) the 2023 Note and the 2024 Note into Post-IPO Warrants (as defined in the Warrant Agreement) if the Business Combination is consummated.

Administrative Service Fee

Effective January 20, 2021, the Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial business combination or its liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2023 and 2022, the Company incurred $90,000 and $180,000, respectively, in administrative service fees. At December 31, 2023 and 2022, the Company owed the Sponsor $90,000 and $45,000, respectively, for amounts under this administrative support services agreement. This amount has been recorded in due to related party.

For the year ended December 31, 2023, the Company incurred an additional $96,079 for shared service expenses from the Sponsor primarily relating to legal services. The Company has a $96,079 balance due to Sponsor at December 31, 2023. For the year ended December 31, 2022, the Company incurred an additional $108,678 for shared service expenses from the Sponsor primarily relating to legal services. The Company paid the Sponsor for the shared services and had a $67,338 balance due to Sponsor at December 31, 2022.

OCA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Advances from Sponsor

At December 31, 2023 and 2022, the Company has recorded a total of $1,477,780 and $278,780 in due to related party for advances from the Sponsor to cover expenses, respectively.

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

The underwriters are entitled to deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $5,232,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

Business Combination Agreement

On December 21, 2023, the Company entered into the Business Combination Agreement, by and among the Company, PSI and Merger Sub.

PSI is a green-powered innovator at the intersection of modern engineering, fleet management solutions, and product platforms for the commercial transportation and industrial equipment sectors. At the closing of the Business Combination (as defined below), the combined company is expected to have a pro forma equity value of approximately $2 billion.

Pursuant to the Business Combination Agreement, upon the closing of the Business Combination (the “Closing”), Merger Sub will merge with and into the Company (the “Merger”), with the Company being the surviving corporation of such Merger and becoming a wholly-owned subsidiary of PSI.

In connection with the Merger, each (i) share of Class A common stock and (ii) share of Class B common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will be automatically cancelled and extinguished and converted into the right to receive one share of common stock of PSI, par value $0.01 per share (“PSI Common Stock”). All shares of common stock held in treasury will be canceled and extinguished without consideration.

At the Effective Time, each whole warrant issued as part of the units, each consisting of one share of Class A common stock and one-half of one public warrant, sold in the Company’s initial public offering and each whole warrant issued to the Sponsor in a private placement simultaneously with the closing of the Company’s initial public offering (the “private placement warrants” and, together with the public warrants, the “Warrants”) that is outstanding immediately prior to the Effective Time shall remain outstanding but shall be assumed by PSI and automatically adjusted to become (A) with respect to each public warrant, one public warrant of PSI and (B) with respect to each private placement warrant, one private placement warrant of PSI, each of which shall be subject to substantially the same terms and conditions applicable prior to such conversion; except that each such warrants shall be exercisable (or will become exercisable in accordance with its terms) for one share of PSI Common Stock.

Each unit that is outstanding immediately prior to the Effective Time will be automatically separated into one share of Class A common stock and one-half of one public warrant, which underlying securities will be converted as described above.

OCA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Convertible Note Investment

Concurrently with the execution of the Business Combination Agreement, Antara Total Return SPAC Master Fund LP, a Cayman Islands exempted limited partnership owning a majority economic, non-voting interest in the Sponsor (“Antara”), and PSI entered into a note purchase agreement (the “Note Purchase Agreement”), pursuant to which, among other things, Antara agreed to purchase, and PSI agreed to issue and sell to Antara, convertible promissory notes in up to an aggregate principal amount of $8,000,000 (the “Convertible Notes”). Concurrently with the execution of the Note Purchase Agreement, PSI sold and issued, and Antara purchased, Convertible Notes in the initial principal amount of $3,000,000.

Insider Subscription Agreement

Concurrently with the execution of the Business Combination Agreement, the Company entered into the Insider Subscription Agreement with the Sponsor. Pursuant to the Insider Subscription Agreement, the Sponsor agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Sponsor, immediately prior to the Merger, an aggregate of 200,000 shares of Class A common stock for an aggregate purchase price of $2,000,000 (the “Insider PIPE Investment”). Upon Closing, each issued and outstanding share of common stock will be automatically cancelled, extinguished and converted into the right to receive one share of PSI Common Stock.

PSI Stockholder Support Agreement

Concurrently with the execution of the Business Combination Agreement, PSI, the Company and the stockholders of PSI party thereto (the “PSI Stockholders”) have entered into a Company Stockholder Support Agreement (the “PSI Stockholder Support Agreement”). The PSI Stockholder Support Agreement provides, among other things, that the PSI Stockholders shall vote all the shares of PSI Common Stock beneficially owned by them in favor of the Business Combination.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor, Antara, the Company, PSI and each of the officers and directors of the Company (the “Insiders”) have entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”).

The Sponsor Support Agreement provides, among other things, that (i) the Sponsor and Antara shall vote all the shares of common stock beneficially owned by them in favor of the proposals to approve the Business Combination and other matters to be voted upon at the special meetings of stockholders of the Company, (ii) effective as of immediately prior to the Effective Time, the Sponsor shall forfeit and surrender to the Company for cancellation 2,557,500 private placement warrants, (iii) effective as of immediately prior to the Effective Time, the Sponsor shall convert all outstanding loans made to the Company into Warrants and (iv) the Sponsor shall use its best efforts to facilitate identifying and obtaining commitments from investors for a PIPE investment in an aggregate amount of $10,000,000 in exchange for shares of Class A common stock.

OCA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue a total of 100,000,000 Class A common stock. At December 31, 2023 and 2022, there were 3,900,717 and 14,950,000 shares issued and outstanding, respectively, including 3,900,717 and 14,950,000 shares subject to possible redemption, respectively. In connection with the Second Extension Meeting, holders of 902,281 shares of Class A common stock exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $9,778,698. On January 11, the Sponsor converted an aggregate of 300,000 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. As of April 1, 2024, there were 3,298,436 shares issued and outstanding, including 2,998,436 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B common stock. At December 31, 2023 and 2022, there were 3,737,500 shares issued and outstanding.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public warrants liability	$448,500	$—	$448,500	$—
Private placement warrants liability	423,450	—	—	423,450
	$871,950	$—	$448,500	$423,450

OCA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable Securities held in Trust account	$153,980,991	$153,980,991	$—	$—
	$153,980,991	$153,980,991	$—	$—
Liabilities:
Public warrants liability	$74,750	$—	$74,750	$—
Private placement warrants liability	70,575	—	—	70,575
	$145,325	$—	$74,750	$70,575

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the statements of operations.

The Company established the initial fair value of the public warrants on January 20, 2021, the date of the Company’s IPO, using a Monte Carlo simulation model, and as of December 31, 2023 and 2022 by using the associated trading price of the public warrants. The Company established the initial fair value of the private placement warrants on January 20, 2021 and on June 30, 2023 and December 31, 2022 by using a modified Black Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The most significant unobservable input was the volatility. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The public warrants were subsequently transferred out of Level 3 and classified as Level 1, as of December 31, 2021, as the subsequent valuation was based upon the trading price of the public warrants. The public warrants were then transferred out of Level 1 and classified as Level 2 as of December 31, 2022, as there was no trading activity to support Level 1 valuation as of December 31, 2022. The private placement warrants were classified as Level 3 at December 31, 2023 and 2022 due to the use of unobservable inputs.

There were no transfers to/from Level 1, 2, or 3 during the year ended December 31, 2023. The following tables present the changes in the fair value of Level 3 warrant liabilities for the years ended December 31, 2023 and 2022:

Level 3 Warrant Liabilities
Fair value as of December 31, 2022	$70,575
Change in fair value	352,875
Fair value as of December 31, 2023	$423,450

Level 3 Warrant Liabilities
Fair value as of December 31, 2021	$3,394,658
Change in fair value	(3,324,083)
Fair value as of December 31, 2022	$70,575

OCA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The key inputs into the modified Black Scholes calculation as of December 31, 2023 and 2023 were as follows:

	December 31, 2023	December 31, 2022
Inputs
Risk-free interest rate	5.04%	4.73%
Expected term (years)	0.73%	1.00%
Expected volatility	4.56%	4.14%
Exercise price	$11.50	$11.50
Stock price	$10.79	$10.27

NOTE 9. INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets
Organizational costs/start-up costs	$1,016,079	$780,662
Federal net operating loss	—	(95)
Total deferred tax assets	1,016,079	780,567
Valuation allowance	(1,016,079)	(780,567)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

	Year Ended
	December 31, 2023	December 31, 2022
Federal
Current	$325,941	$383,965
Deferred	(235,511)	(158,233)
State
Current
Deferred	—	—
Change in valuation allowance	235,511	158,233
Income tax provision	$325,941	$383,965

The Company had no net operating loss carryforwards as of December 31, 2023 and 2022.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023 and 2022, the change in the valuation allowance was $235,511 and $158,233, respectively.

OCA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.00%	21.00%
Deferred tax liability change in rate
Permanent book/tax differences	0.00%	(18.46)%
Change in fair value of warrants	(7.08)%	0.00%
Acquisition facilitative expenses	(18.12)%	0.34%
Change in valuation allowance	(10.92)%	2.00%
Income tax provision	(15.12)%	4.88%

The permanent book/tax differences relate to unrealized gains on warrant liability valuation change of $726,625 and acquisition facilitative expenses of $1,860,054. The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and has been subject to examination by the various taxing authorities since inception.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 9, 2024, the Company held the Second Extension Meeting to approve an amendment to the Company’s Charter to extend the Termination Date from the Previous Termination Date and allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis up to eleven times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date. Additionally, the Company held the Second Extension Meeting to approve an amendment to the Charter to eliminate the Redemption Limitation.

The stockholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal (together, the “Second Charter Amendment”) at the Second Extension Meeting and on January 11, 2024, the Company filed the Second Charter Amendment with the Delaware Secretary of State.

Accordingly, on January 11, 2024, the Company issued an unsecured promissory note in the principal amount of $1,080,000 (the “2024 Note”) to the Sponsor and drew $90,000 pursuant to the 2024 Note. The Note does not bear interest and matures upon closing of an initial business combination. In the event that the Company does not consummate an initial business combination, this note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2024 Note may be converted into warrants of the Company at a price of $1.00 per warrant. The proceeds of this note have been deposited in the trust account.

In connection with the vote to approve the Second Charter Amendment, the holders of shares of Class A common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $9,778,698.

On January 11, 2024, the Sponsor converted an aggregate of 300,000 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. The Sponsor waived any right to receive funds from the trust account with respect to the shares of Class A common stock received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original shares of Class B common stock under the terms of that certain letter agreement, dated as of January 14, 2021, by and among, the Company, its officers and directors and the Sponsor.

On January 16, 2024, the Company received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), trading of the Company’s securities on The Nasdaq Capital Market would be suspended at the opening of business on January 25, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Company has timely requested a hearing before the Panel to request sufficient time to complete the Company’s previously disclosed proposed business combination (the “Business Combination”) with Powermers Smart Industries, Inc. (“PSI”). The hearing request will result in a stay of any suspension or delisting action pending the hearing. There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq IM-5101-2, and maintain compliance with other Nasdaq listing requirements.

On February 20, 2024 and March 20, 2024, the board of directors of the Company, approved a draw of an aggregate of $180,000 (the “Extension Funds”) pursuant to the 2024 Note which Extension Funds the Company deposited into the Company’s trust account for its public stockholders on February 20, 2024 and March 20, 2024. These deposits enabled the Company to extend the date by which it must complete its initial business combination from February 20, 2024 to March 20, 2024 and from March 20, 2024 to April 20, 2024 (the “Extension”). The Extension is the second of eleven one-month extensions permitted under the Company’s amended and restated certificate of incorporation and provides the Company with additional time to complete its initial business combination.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 14, 2021, by and among the Company, Stifel, Nicolaus & Company, Incorporated and Nomura Securities International, Inc., as representatives of the several underwriters.(3)
2.1	Business Combination Agreement, dated as of December 31, 2023, by and among OCA Acquisition Corp., POWR Merger Sub, LLC and Powermers Smart Industries, Inc.(7)
3.1	Amended and Restated Certificate of Incorporation.(3)
3.2	Bylaws.(1)
3.3	Amendment to Amended and Restated Certificate of Incorporation.(6)
4.1	Warrant Agreement, dated January 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(3)
4.2	Specimen Unit Certificate.(2)
4.3	Specimen Class A common stock Certificate.(2)
4.4	Specimen Warrant Certificate.(2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated January 14, 2021, by and among the Company, its officers and directors and the Sponsor.(3)
10.2	Investment Management Trust Agreement, dated January 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(3)
10.3	Registration and Stockholder Rights Agreement, dated January 14, 2021, by and between the Company and certain security holders.(3)
10.4	Administrative Support Agreement, dated January 14, 2021, by and between the Company and Olympus Capital Holdings Asia, LLC.(3)
10.5	Warrant Purchase Agreement, dated January 14, 2021, by and between the Company and the Sponsor.(3)
10.6	Founder Shares Subscription Agreement, dated July 28, 2020, between the Registrant and OCA Acquisition Holdings LLC.(1)
10.7	Form of Indemnity Agreement.(2)
10.8	Promissory Note issued in favor of OCA Acquisition Holdings LLC, dated July 28, 2020.(1)
10.9	Promissory Note issued in favor of OCA Acquisition Holdings LLC, dated December 14, 2021.(4)
10.10	Promissory Note issued in favor of OCA Acquisition Holdings LLC, dated July 20, 2022.(5)
10.11	Promissory Note issued in favor of OCA Acquisition Holdings LLC, dated January 19, 2023.(6)
10.12	Promissory Note issued in favor of OCA Acquisition Holdings LLC, dated January 11, 2024. (6)
10.13	Note Purchase Agreement, dated as of December 21, 2023, by and between Antara Capital Total Return SPAC Master Fund LP and Powermers Smart Industries, Inc. (7)
10.14	Subscription Agreement, dated as of December 21, 2023, by and between OCA Acquisition Corp. and OCA Acquisition Holdings LLC.(7)
10.15	Form of Company Stockholder Support Agreement. (7)
10.16	Sponsor Support Agreement, dated as of December 21, 2023 by and among OCA Acquisition Corp., OCA Acquisition Holdings LLC, Powermers Smart Industries, Inc., Antara Total Return SPAC Master Fund LP and the insiders party thereto. (7)

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Clawback Policy*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on December 23, 2020 (File No. 333-251617).

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 11, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2021.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2021.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 25, 2022.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 12, 2024.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 22, 2023.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2024	OCA Acquisition Corp.

	By:	/s/ David Shen
	Name:	David Shen
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David Shen		April 1, 2024
David Shen	Chief Executive Officer and President (Principal Executive Officer)

/s/ Jeffrey Glat		April 1, 2024
Jeffrey Glat	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Daniel Mintz		April 1, 2024
Daniel Mintz	Director

/s/ Gary Bennett		April 1, 2024
Gary Bennett	Director

/s/ Alec Ellison		April 1, 2024
Alec Ellison	Director

/s/ Christine Houston		April 1, 2024
Christine Houston	Director

/s/ Emmanuel Pitsilis		April 1, 2024
Emmanuel Pitsilis	Director

/s/ Jacob Robbins		April 1, 2024
Jacob Robbins	Director