Form 10-Q
period 2024-03-31
OCA Acquisition Corp.
filed 2024-05-15
CIK 1820175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 3,298,436 shares of Class A common stock and 3,437,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

OCA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OCA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$1,431	$27,767
Prepaid expenses	90,273	7,905
Total current assets	91,704	35,672
Cash and marketable securities held in the trust account	33,062,194	42,257,554
Total Assets	$33,153,898	$42,293,226

Liabilities Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$2,178,684	$1,990,949
Due to related party	1,987,242	1,663,859
Convertible promissory notes - related party	3,597,500	3,327,500
Excise tax payable	1,237,957	1,140,170
Income tax payable	63,711	—
Total current liabilities	9,065,094	8,122,478

Deferred underwriting fee	5,232,500	5,232,500
Warrant liability	1,177,133	871,950
Total liabilities	15,474,727	14,226,928

Commitments
Class A common stock subject to possible redemption, 2,998,436 and 3,900,717 shares issued and outstanding at redemption value of $10.99 and $10.82 at March 31, 2024 and December 31, 2023, respectively	32,954,990	42,224,010

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 300,000 and none issued and outstanding (excluding 2,998,436 and 3,900,717 shares, respectively, subject to possible redemption) at March 31, 2024 and December 31, 2023, respectively	30	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,437,500 and 3,737,500 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	344	374
Additional paid-in capital	—	—
Accumulated deficit	(15,276,193)	(14,158,086)
Total stockholders’ deficit	(15,275,819)	(14,157,712)
Total Liabilities Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$33,153,898	$42,293,226

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
General and administrative expenses	$495,136	$443,531
Loss from operations	(495,136)	(443,531)

Other income (expense):
Interest earned on cash and marketable securities held in the trust account	353,388	586,596
Change in fair value of warrant liability	(305,183)	(1,017,275)
Total other income (expense), net	48,205	(430,679)

Loss before provision for income taxes	(446,931)	(874,210)
Provision for income taxes	(63,711)	(112,685)
Net loss	$(510,642)	$(986,895)

Weighted average shares outstanding of redeemable common stock	3,067,842	6,110,574
Basic and diluted net loss per share, redeemable common stock	$(0.08)	$(0.10)
Weighted average shares outstanding of nonredeemable common stock	3,737,500	3,737,500
Basic and diluted net loss per share, nonredeemable common stock	$(0.08)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A		Class B		Additional		Total
	Common Stock		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024 (audited)	—	$—	3,737,500	$374	$—	$(14,158,086)	$(14,157,712)

Accretion of Class A common stock subject to redemption	—	—	—	—	—	(509,678)	(509,678)
Conversion of Class B common stock to Class A common stock	300,000	30	(300,000)	(30)	—	—	—
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(97,787)	(97,787)
Net loss	—	—	—	—	—	(510,642)	(510,642)
Balance as of March 31, 2024 (unaudited)	300,000	$30	3,437,500	$344	$—	$(15,276,193)	$(15,275,819)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023 (audited)	3,737,500	$374	$—	$(8,223,843)	$(8,223,469)

Accretion of Class A common stock subject to redemption	—	—	—	(693,911)	(693,911)

Net loss	—	—	—	(986,895)	(986,895)

Balance as of March 31, 2023 (unaudited)	3,737,500	$374	$—	$(9,904,649)	$(9,904,275)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(510,642)	$(986,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in the trust account	(353,388)	(586,596)
Change in fair value of warrant liability	305,183	1,017,275
Changes in operating assets and liabilities:
Prepaid expenses	(82,368)	(132,858)
Accrued expenses	187,735	99,984
Due to related party	323,383	442,094
Income tax payable	63,711	112,685
Net cash used in operating activities	(66,386)	(34,311)

Cash Flows from Investing Activities:
Deposit into the trust account for Extension	(270,000)	(270,000)
Cash withdrawn for redemptions	9,778,698	114,017,035
Interest withdrawn from the trust account to pay for franchise and federal income taxes	40,050	40,050
Net cash provided by investing activities	9,548,748	113,787,085

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	270,000	270,000
Redemption of common stock	(9,778,698)	(114,017,035)
Net cash used in financing activities	(9,508,698)	(113,747,035)

Net change in cash	(26,336)	5,739
Cash, beginning of period	27,767	985
Cash, end of the period	$1,431	$6,724

Supplemental disclosure of cash flow information:
Excise tax payable attributable to redemption of common stock	$97,787	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 1 — Organization and Business Operations

OCA Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 28, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”).

As of March 31, 2024, the Company had not commenced any operations. All activity through March 31, 2024 relates to the Company’s formation, the IPO (as defined and described below), and identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

The registration statement for the Company’s initial public offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 14, 2021 (the “Registration Statement”). The Company’s sponsor is OCA Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”). On January 20, 2021, the Company consummated an initial public offering of 14,950,000 units at $10.00 per unit, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 1,950,000 units, generating gross proceeds of $149,500,000, which is discussed in Note 3 (the “IPO”).

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

Following the closing of the IPO on January 20, 2021, $151,742,500 (approximately $10.15 per unit, which does not take into account contributions to the trust account by the Sponsor in connection with the charter extension amendments) from the net offering proceeds of the sale of the units in the IPO and the sale of the private placement warrants were placed in a trust account (the “trust account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from this offering and the sale of the private placement warrants will not be released from the trust account until the earliest of (a) the completion of the initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination by the Termination Date (as defined below). On January 19, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the trust account. On March 5, 2024, the Company invested the funds in the trust account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company act. The funds in the trust account will be so maintained until the earlier of the consummation of the Company’s initial business combination and its liquidation. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

PSI is a green-powered innovator at the intersection of modern engineering, fleet management solutions, and product platforms for the commercial transportation and industrial equipment sectors. At the closing of the Business Combination (the “Closing”), the combined company is expected to have a pro forma equity value of approximately $2 billion. See further details in Note 6.

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

Accordingly, on January 11, 2024, the Company issued an unsecured promissory note in the principal amount of $1,080,000 (“2024 Note”) to the Sponsor and drew $90,000 pursuant to the 2024 Note. The 2024 Note does not bear interest and matures upon the closing of the Company’s initial business combination. In the event that the Company does not consummate an initial business combination, this note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2024 Note may be converted into warrants of the Company at a price of $1.00 per warrant. The proceeds of this note have been deposited in the trust account.

On February 20, 2024, March 20, 2024 and April 19, 2024, the board approved draws of an aggregate of $270,000 (the “Extension Funds”) pursuant to the 2024 Note, which are Extension Funds the Company deposited into the Company’s trust account for its public stockholders on February 20, 2024, March 20, 2024 and April 19, 2024, respectively. These deposits enabled the Company to extend the date by which it must complete its initial business combination from February 20, 2024 to March 20, 2024, from March 20, 2024 to April 20, 2024 and from April 20, 2024 to May 20, 2024, respectively (the “Extensions”). The Extensions are the first three of eleven one-month extensions permitted under the Charter and provide the Company with additional time to complete its initial business combination.

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares (as defined in Note 5) and public shares in connection with the completion of an initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if the Company fails to complete the an initial business combination.

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

Liquidity and Going Concern Consideration

As of March 31, 2024, the Company had $1,431 in its operating bank account.

During the three months ended March 31, 2024, the Company satisfied its liquidity needs primarily through funding by its Sponsor. Until the consummation of a an initial business combination, the Company will be using the funds not held in the trust account. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 20, 2024 to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 20, 2024.

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

On January 18, 2023 and January 8, 2024, the Company’s stockholders redeemed 11,049,283 and 902,281 public shares of common stock, respectively, for a total redemption amount of $114,017,035 and $9,778,698 respectively. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status of completing an initial business combination as well as variability of its liquidation date as of March 31, 2024 and concluded that it is probable that a contingent liability should be recorded. As of March 31, 2024, the Company recorded $1,237,957 of excise tax liability calculated as 1% of shares redeemed on January 18, 2023 and January 8, 2024.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023 filed with SEC on April 1, 2024.

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company did not have any cash equivalents.

Cash and Marketable Securities Held in the Trust Account

At March 31, 2024, the investment in the trust account was held in a money market funds. At December 31, 2023, the investment in the trust account was held in a demand deposit account. The Company’s portfolio of marketable securities held in the trust account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities were included in interest earned on cash and marketable securities held in the trust account. The estimated fair values of the marketable securities held in the trust account were determined using available market information.

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

Warrant Liabilities

The Company evaluated the Warrants in accordance with ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”), and concluded that a provision in the Company’s warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are recorded as derivative liabilities on the condensed balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the condensed statements of operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock (as defined below) were charged to temporary equity upon the completion of the IPO.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock contains certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 2,998,436 and 3,900,717 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of March 31, 2024 and March 31, 2023, the Company recorded an accretion of $509,678 and $693,911, respectively, which is in accumulated deficit.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 14.3% and 12.9% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Share of Common Stock

The Company has two classes of common stock, Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,532,500 of the Company’s Class A common stock in the calculation of diluted loss per share of common stock for the three months ended March 31, 2024 and 2023, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per share of common stock is the same as basic net loss per share of common stock for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Reconciliation of Net Loss per Share of Common Stock

The Company’s condensed statements of operations include a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of loss per share. Accordingly, basic and diluted loss per share of Class A common stock and Class B common stock is calculated as follows:

	For the Three Months Ended March 31,
	2024	2023
Net loss per share for redeemable common stock:
Net loss	$(510,642)	$(986,895)
Less: Allocation of income to nonredeemable common stock	280,445	374,542
Adjusted net loss	$(230,197)	$(612,353)

Weighted average shares outstanding of redeemable common stock	3,067,842	6,110,574
Basic and diluted net loss per share, redeemable common stock	$(0.08)	$(0.10)

Net loss per share for nonredeemable common stock:
Net loss	$(510,642)	$(986,895)
Less: Allocation of income to redeemable common stock	230,197	612,353
Adjusted net loss	$(280,445)	$(374,542)

Weighted average shares outstanding of nonredeemable common stock	3,737,500	3,737,500
Basic and diluted net loss per share, nonredeemable common stock	$(0.08)	$(0.10)

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of ASU 2020-06 will not have an impact on the Company’s unaudited condensed financial statements.

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Company’s Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of an initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price (as further described below) will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Each private placement warrant was identical to the public warrants sold in the IPO, except that the private placement warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial business combination, and (iii) may be exercised by the holders on a cashless basis. The Company’s Sponsor has agreed to (i) waive its redemption rights with respect to its founder shares and public shares in connection with the completion of the Company’s initial business combination, (ii) waive its redemption rights with respect to its founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination by May 20, 2024 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive its rights to liquidating distributions from the trust account with respect to its founder shares if the Company fails to complete its initial business combination by May 20, 2024.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On January 11, 2024, the Sponsor converted an aggregate of 300,000 shares of the Company’s Class B common stock into shares of Class A common stock on a one-for-one basis. The Sponsor waived any right to receive funds from the trust account with respect to the shares of Class A common stock received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the original shares of Class B common stock under the terms of that certain letter agreement, dated as of January 14, 2021, by and among, the Company, its officers and directors and the Sponsor.

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

On December 14, 2021, the Company issued a promissory note in the principal amount of up to $1,500,000 to the Sponsor (the “2021 Note”). The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of March 31, 2024 and December 31, 2023, $1,500,000 was outstanding under the 2021 Note.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Related Party Extension Loans

On July 15, 2022, the board elected to extend the date by which the Company has to consummate a business combination from July 20, 2022 to January 20, 2023, as permitted under the Company’s amended and restated certificate of incorporation. In connection with this extension, on July 20, 2022, Sponsor deposited an aggregate of $747,500 (“2022 Note”) (representing $0.05 per public share) into the Company’s trust account. This extension provided the Company with additional time to complete its initial business combination. The 2022 Note may be settled in whole warrants to purchase Class A common stock of the Company at a conversion price equal to $1.00 per warrant. The loan will not bear any interest and will be repayable to OCA Acquisition Holdings LLC upon the earlier of the date on which the Company consummates an initial business combination and the date that the winding up of the Company is effective. As of March 31, 2024, and December 31, 2023, there was $747,500 outstanding under the 2022 Note.

On January 19, 2023, the Company issued the 2023 Note, a promissory note in the principal amount of up to $1,080,000. The 2023 Note does not bear interest and matures upon closing of the initial business combination. In the event that the Company does not consummate an initial business combination, the 2023 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company at a price of $1.00 per warrant. Pursuant to the Charter, the Sponsor deposited $270,000 into the trust account in order for the time available for the Company to consummate the initial business combination to be extended. Following April 20, 2023, the board approved all nine monthly extensions of the deadline to complete an initial business combination, extending the deadline to January 20, 2024 and drew an aggregate of $1,080,000 pursuant to the 2023 Note. As of March 31, 2024 and December 31, 2023, there was $1,080,000 outstanding under the 2023 Note.

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

On January 11, 2024, the Company issued the 2024 Note, a promissory note in the principal amount of up to $1,080,000. The 2024 Note does not bear interest and matures upon closing of the initial business combination. In the event that the Company does not consummate an initial business combination, the 2024 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2024 Note may be converted into warrants of the Company at a price of $1.00 per warrant. Pursuant to the Charter, Sponsor deposited $270,000 into the trust account in order to extend the time available for the Company to consummate its initial business combination. If the Company anticipates that it may not be able to consummate the initial business combination by May 20, 2024, and subject to Sponsor depositing additional funds into the trust account pursuant to the 2024 Note, the Company’s time to consummate a business combination shall be extended for up to an additional nine months until January 20, 2025. For each monthly extension, Sponsor will deposit $90,000 into the trust account.

On February 20, 2024, March 20, 2024 and April 19, 2024, the board approved draws of the Extension Funds pursuant to the 2024 Note, which Extension Funds the Company deposited into the Company’s trust account for its public stockholders on February 20, 2024, March 20, 2024 and April 19, 2024, respectively. These deposits enabled the Company to extend the date by which it must complete its initial business combination from February 20, 2024 to March 20, 2024, from March 20, 2024 to April 20, 2024 and from April 20, 2024 to May 20, 2024, respectively (the “Extensions”). The Extensions are the first three of eleven one-month extensions permitted under the Charter and provide the Company with additional time to complete its initial business combination. As of March 31, 2024 there was $270,000 outstanding under the 2024 Note.

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

Administrative Service Fee

Effective January 20, 2021, the Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. The Company has ceased paying these monthly fees effective July 2023. For the three months ended March 31, 2024 and 2023, the Company incurred $0 and $45,000, respectively, in administrative service fees. At March 31, 2024 and December 31, 2023, the Company owed the Sponsor $90,000 for amounts under this administrative support services agreement. This amount has been recorded in due to related party.

For the three months ended March 31, 2024 and 2023, the Company incurred an additional $43,383 and $59,432 for shared service expenses from the Sponsor primarily relating to legal services, respectively. The Company has a $139,462 and $96,079 balance due to Sponsor at March 31, 2024 and December 31, 2023, respectively.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Advances from Sponsor

At March 31, 2024 and December 31, 2023, the Company has recorded a total of $1,757,780 and $1,477,780 in due to related party for advances from the Sponsor to cover expenses, respectively.

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

Business Combination Agreement

On December 21, 2023, the Company entered into the Business Combination Agreement, by and among the Company, PSI and Merger Sub.

PSI is a green-powered innovator at the intersection of modern engineering, fleet management solutions, and product platforms for the commercial transportation and industrial equipment sectors. At the Closing, the combined company is expected to have a pro forma equity value of approximately $2 billion.

Pursuant to the Business Combination Agreement, upon the Closing, Merger Sub will merge with and into the Company (the “Merger”), with the Company being the surviving corporation of such Merger and becoming a wholly-owned subsidiary of PSI.

In connection with the Merger, each (i) share of Class A common stock and (ii) share of Class B common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will be automatically cancelled and extinguished and converted into the right to receive one share of common stock of PSI, par value $0.01 per share (“PSI Common Stock”). All shares of common stock held in treasury will be cancelled and extinguished without consideration.

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Convertible Notes bear interest at a rate of 5% per annum (subject to increase upon an certain customary events of default under the note Convertible Notes or if the Business Combination Agreement is terminated in certain situations) and are due and payable on the earliest to occur of (i) the second anniversary of the termination of the Business Combination Agreement, (ii) following termination of the Business Combination Agreement, PSI consummates an initial public offering or (iii) following termination of the Business Combination Agreement, PSI receives at least $15,000,000 in equity or debt financing.

Pursuant to the Note Purchase Agreement, PSI will use the proceeds of the Convertible Notes solely for working capital purposes for the operation of PSI’s business.

In connection with the Closing, the Convertible Notes will automatically convert into 800,000 shares of PSI Common Stock.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue a total of 100,000,000 Class A common stock. At March 31, 2024 and December 31, 2023, there were 3,298,436 and 3,900,717 shares issued and outstanding, respectively, including 2,998,436 and 3,900,717 shares subject to possible redemption, respectively. In connection with the Second Extension Meeting, holders of 902,281 shares of Class A common stock exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $9,778,698. On January 11, the Sponsor converted an aggregate of 300,000 shares of Class B common stock into shares of Class A common stock on a one-for-one basis.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B common stock. At March 31, 2024 and December 31, 2023, there were 3,437,500 and 3,737,500 shares issued and outstanding, respectively.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of an initial business combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of Common Stock outstanding upon the completion of this offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination or any private placement-equivalent units issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of Common Stock entitling the holder to one vote.

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

March 31, 2024

	March 31, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account(1)	$32,972,092	$32,972,092	$—	$—
Liabilities:
Public warrants liability	$605,475	$—	$605,475	$—
Private placement warrants liability	571,658	—	—	571,658
	$1,177,133	$0	$605,475	$571,658

(1)	Excludes $90,102 of cash balance held within the Trust Account.

December 31, 2023

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public warrants liability	$448,500	$—	$448,500	$—
Private placement warrants liability	423,450	—	—	423,450
	$871,950	$—	$448,500	$423,450

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the condensed statements of operations.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

The Company established the initial fair value of the public warrants on January 20, 2021, the date of the initial public offering, using a Monte Carlo simulation model, and as of March 31, 2024 and December 31, 2023 by using the associated trading price of the public warrants. The Company established the initial fair value of the private placement warrants on January 20, 2021 and on March 31, 2024 and December 31, 2023 by using a modified Black-Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The most significant unobservable input was the volatility. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The public warrants were subsequently transferred out of Level 3 and classified as Level 1, as of December 31, 2021, as the subsequent valuation was based upon the trading price of the public warrants. The public warrants were then transferred out of Level 1 and classified as Level 2 as of December 31, 2022, as there was no, or limited, trading activity to support Level 1 valuation as of December 31, 2022 and remains the case as of March 31, 2024. The private placement warrants were classified as Level 3 at March 31, 2024 and December 31, 2023 due to the use of unobservable inputs.

There were no transfers to/from Levels 1, 2, or 3 during the three months ended March 31, 2024. The following tables present the changes in the fair value of Level 3 warrant liabilities as of March 31, 2024 and December 31, 2023:

Level 3 Warrant Liabilities
Fair value as of December 31, 2023	$423,450
Change in fair value	148,208
Fair value as of March 31, 2024	$571,658

Level 3 Warrant Liabilities
Fair value as of December 31, 2022	$70,575
Change in fair value	352,875
Fair value as of December 31, 2023	$423,450

The key inputs into the modified Black-Scholes calculation as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Inputs
Risk-free interest rate	5.28%	5.04%
Expected term (years)	0.64	0.73
Expected volatility	5.60%	4.56%
Exercise price	$11.50	$11.50
Stock price	$10.82	$10.79

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On January 16, 2024, the Company received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless the Company timely requested a hearing (the “Hearing”) before the Nasdaq Hearings Panel (the “Panel”), trading of the Company’s securities on The Nasdaq Capital Market would be suspended at the opening of business on January 25, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Company timely requested the Hearing before the Panel to request sufficient time to complete the Company’s previously disclosed proposed business combination with Powermers Smart Industries, Inc.

The Hearing occurred on April 2, 2024. On April 25, 2024, the Panel issued written notice of its decision to grant the Company’s request for an exception to its listing deficiencies until July 15, 2024 in light of the progress ARYA has made toward closing the Company’s previously disclosed proposed business combination with Powermers Smart Industries, Inc. The Panel advised the Company that July 15, 2024 represents the full extent of the Panel’s discretion to grant continued listing while the Company is non-compliant with the Nasdaq’s Listing Rules.

There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with Nasdaq IM-5101-2, and maintain compliance with other Nasdaq listing requirements.

On April 19, 2024, the board approved a draw of an aggregate of $90,000 pursuant to the 2024 Note, dated as of January 11, 2024, which funds the Company deposited into the Company’s trust account for its public stockholders on April 19, 2024. This deposit enables the Company to extend the date by which it must complete its initial business combination from April 20, 2024 to May 20, 2024. This Extension is the third of eleven one-month extensions permitted under the Company’s amended and restated certificate of incorporation and provides the Company with additional time to complete its initial business combination.

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

The registration statement for our initial public offering was declared effective by the SEC on January 14, 2021. Our sponsor is OCA Acquisition Holdings, LLC, a Delaware limited liability company. On January 20, 2021, we consummated our initial public offering of 14,950,000 units (including 1,950,000 units issued to the underwriters pursuant to the exercise in full of the over-allotment option granted to the underwriters) at $10.00 per unit, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.8 million, inclusive of $5.2 million in deferred underwriting commissions.

Simultaneously with the closing of the initial public offering, we consummated the private placement of 7,057,500 warrants at a price of $1.00 per warrant to the sponsor, generating gross proceeds of approximately $7.1 million.

Upon the closing of the initial public offering and sale of the private placement warrants on January 20, 2021, $151.7 million ($10.15 per unit, which does not take into account contributions to the trust account by the sponsor in connection with our charter extension amendments) of the net proceeds of the sale of the units in the initial public offering and the private placement warrants were placed in the trust account. The trust account is located in the United States with Continental acting as trustee, and was invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the trust account as described below. On January 19, 2023, we liquidated the U.S. government treasury obligations or money market funds held in the trust account and maintained the funds in the trust account in cash in an interest-bearing demand deposit account at a bank until March 5, 2024. On March 5, 2024, we invested the funds in the trust account in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. The funds in the trust account will be so maintained until the earlier of the consummation of our initial business combination and our liquidation.

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

On December 21, 2023, we entered into the Business Combination Agreement, by and among us, PSI and Merger Sub.

On January 9, 2024, we held the Second Extension Meeting to approve an amendment to our Charter to extend the Termination Date from January 20, 2024 (the “Previous Termination Date”) to February 20, 2024 (the “Second Charter Extension Date”) and to allow us, without another stockholder vote, to elect to extend the Termination Date on a monthly basis up to eleven times by an additional one month each time after the Second Charter Extension Date, by resolution of our board of directors, if requested by the sponsor, and upon five days’ advance notice prior to the applicable Termination Date. Additionally, we held the Second Extension Meeting to approve an amendment to the Charter to eliminate the Redemption Limitation in order to allow us to redeem shares of Class A common stock irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal”).

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

On February 20, 2024, March 20, 2024 and April 19, 2024, the board approved an extension of the Termination Date from February 20, 2024 to March 20, 2024, from March 20, 2024 to April 20, 2024 and from April 20, 2024 to May 20, 2024, respectively, and drew an additional $270,000 ($90,000 per each one-month extension) pursuant to the 2024 Note.

On January 16, 2024, the Company received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless the Company timely requested a hearing (the “Hearing”) before the Nasdaq Hearings Panel (the “Panel”), trading of the Company’s securities on The Nasdaq Capital Market would be suspended at the opening of business on January 25, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Company timely requested the Hearing before the Panel to request sufficient time to complete the Company’s previously disclosed proposed business combination with Powermers Smart Industries, Inc.

The Hearing occurred on April 2, 2024. On April 25, 2024, the Panel issued written notice of its decision to grant the Company’s request for an exception to its listing deficiencies until July 15, 2024 in light of the progress ARYA has made toward closing the Company’s previously disclosed proposed business combination with Powermers Smart Industries, Inc. The Panel advised the Company that July 15, 2024 represents the full extent of the Panel’s discretion to grant continued listing while the Company is non-compliant with the Nasdaq’s Listing Rules.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2024 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of approximately $511,000 which included a loss from the change in fair value of warrant liabilities of approximately $305,000, loss from operations of approximately $495,000 and provision for income tax of approximately $64,000, offset by interest earned on trust account of approximately $353,000.

For the three months ended March 31, 2023, we had a net loss of approximately $1 million which included loss from operations of approximately $0.4 million, change in fair value of warrant liabilities of approximately $1 million and provision for income tax of approximately $0.1 million, offset by interest earned on trust account of approximately $0.6 million.

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

Liquidity and Going Concern

As of March 31, 2024, we had $1,431 in our operating bank account.

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

On December 14, 2021, we issued the 2021 Note in the principal amount of up to $1,500,000 to our sponsor. The 2021 Note was issued in connection with advances the sponsor has made, and may make in the future, to the Company for working capital expenses. If we complete an initial business combination, we will repay the 2021 Note out of the proceeds of the trust account released to us. Otherwise, the 2021 Note will be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay the 2021 Note but no proceeds from the trust account will be used to repay the 2021 Note. At the election of the sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of March 31, 2024 and December 31, 2023, there was $1,500,000 outstanding under the 2021 Note.

On July 20, 2022, we issued the 2022 Note to our sponsor. The 2022 Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate an initial business combination, the 2022 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. As of March 31, 2024 and December 31, 2023, there was $747,500 outstanding under the 2022 Note.

On January 19, 2023, we issued the 2023 Note to our sponsor. The 2023 Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate an initial business combination, the 2023 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company at a price of $1.00 per warrant. As of March 31, 2024 and December 31, 2023 there was $1,080,000 outstanding under the 2023 Note.

On January 11, 2024, we issued the 2024 Note to our sponsor. The 2024 Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate an initial business combination, the 2024 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2024 Note may be converted into warrants of the Company at a price of $1.00 per warrant. As of March 31, 2024, there was $270,000 outstanding under the 2024 Note.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 20, 2024 to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension not requested by the sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur and an extension is not requested by the sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 20, 2024. The Company intends to complete an initial business combination before the mandatory liquidation date.

Contractual Obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than deferred underwriting fees of $5,232,500, $1,500,000 outstanding under the 2021 Note, $747,500 outstanding under the 2022 Note, $1,080,000 outstanding under the 2023 Note and $270,000 outstanding under the 2024 Note as of March 31, 2024.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company in the first quarter of fiscal year 2025 and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its condensed financial statements.

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2024 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. Any of these factors could result in a material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

OCA ACQUISITION CORP.

Date: May 15, 2024	By:	/s/ David Shen
	Name:	David Shen
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Jeffrey Glat
	Name:	Jeffrey Glat
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)