Form 10-Q
period 2024-06-30
OCA Acquisition Corp.
filed 2024-08-14
CIK 1820175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one Redeemable Warrant	OCAXU	OTC
Shares of Class A common stock, par value $0.0001 per share, included as part of the units	OCAX	OTC
Redeemable Warrants included as part of the units	OCAXW	OTC

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

As of August 13, 2024, there were 3,298,436 shares of Class A common stock and 3,437,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

OCA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OCA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$13,496	$27,767
Prepaid expenses	45,844	7,905
Total current assets	59,340	35,672
Cash and marketable securities held in the Trust Account	33,617,999	42,257,554
Total Assets	$33,677,339	$42,293,226

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,688,500	$1,990,949
Due to related party	2,842,889	1,663,859
Convertible promissory notes - related party	3,867,500	3,327,500
Excise tax payable	1,237,957	1,140,170
Income tax payable	78,680	—
Total current liabilities	9,715,526	8,122,478

Deferred underwriting fee	5,232,500	5,232,500
Warrant liability	1,307,925	871,950
Total liabilities	16,255,951	14,226,928

Commitments
Class A common stock subject to possible redemption, 2,998,436 and 3,900,717 shares issued and outstanding at redemption value of $11.15 and $10.82 at June 30, 2024 and December 31, 2023, respectively	33,427,146	42,224,010

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 300,000 and none issued and outstanding (excluding 2,998,436 and 3,900,717 shares, respectively, subject to possible redemption) at June 30, 2024 and December 31, 2023, respectively	30	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,437,500 and 3,737,500 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	344	374
Additional paid-in capital	—	—
Accumulated deficit	(16,006,132)	(14,158,086)
Total stockholders’ deficit	(16,005,758)	(14,157,712)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$33,677,339	$42,293,226

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

General and administrative expenses	$477,827	$289,501	$972,963	$733,032
Loss from operations	(477,827)	(289,501)	(972,963)	(733,032)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	430,805	371,172	784,193	957,768
Change in fair value of warrant liability	(130,792)	581,300	(435,975)	(435,975)
Total other income, net	300,013	952,472	348,218	521,793

(Loss) income before provision for income taxes	(177,814)	662,971	(624,745)	(211,239)
Provision for income taxes	(79,969)	(67,446)	(143,680)	(180,131)
Net (loss) income	$(257,783)	$595,525	$(768,425)	$(391,370)

Weighted average shares outstanding of redeemable common stock	2,998,436	3,900,717	3,033,139	4,999,541
Basic and diluted net (loss) income per share, redeemable common stock	$(0.04)	$0.08	$(0.11)	$(0.04)
Weighted average shares outstanding of nonredeemable common stock	3,737,500	3,737,500	3,737,500	3,737,500
Basic and diluted net (loss) income per share, nonredeemable common stock	$(0.04)	$0.08	$(0.11)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A		Class B		Additional		Total
	Common Stock		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	—	$—	3,737,500	$374	$—	$(14,158,086)	$(14,157,712)
Accretion of Class A common stock subject to redemption	—	—	—	—	—	(509,678)	(509,678)
Conversion of Class B common stock to Class A common stock	300,000	30	(300,000)	(30)	—	—	—
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(97,787)	(97,787)
Net loss	—	—	—	—	—	(510,642)	(510,642)
Balance as of March 31, 2024 (unaudited)	300,000	$30	3,437,500	$344	$—	$(15,276,193)	$(15,275,819)
Accretion of Class A common stock subject to redemption	—	—	—	—	—	(472,156)	(472,156)
Net loss	—	—	—	—	—	(257,783)	(257,783)
Balance as of June 30, 2024 (unaudited)	300,000	$30	3,437,500	$344	$—	$(16,006,132)	$(16,005,758)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	3,737,500	$374	$—	$(8,223,843)	$(8,223,469)

Accretion of Class A common stock subject to redemption	—	—	—	(693,911)	(693,911)

Net loss	—	—	—	(986,895)	(986,895)
Balance as of March 31, 2023 (unaudited)	3,737,500	$374	$—	$(9,904,649)	$(9,904,275)

Accretion of Class A common stock subject to redemption	—	—	—	(476,571)	(476,571)

Net income	—	—	—	595,525	595,525
Balance as of June 30, 2023 (unaudited)	3,737,500	$374	$—	$(9,785,695)	$(9,785,321)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(768,425)	$(391,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(784,193)	(957,768)
Change in fair value of warrant liability	435,975	435,975
Changes in operating assets and liabilities:
Prepaid expenses	(37,939)	(138,382)
Accounts payable and accrued expenses	(302,449)	(56,080)
Due to related party	1,179,030	760,847
Income tax payable	78,680	(11,965)
Net cash used in operating activities	(199,321)	(358,743)

Cash Flows from Investing Activities:
Deposit into trust for extension	(540,000)	(540,000)
Interest withdrawn from Trust Account to pay for franchise and federal income taxes	185,050	359,500
Cash withdrawn for redemptions	9,778,698	114,017,035
Net cash provided by investing activities	9,423,748	113,836,535

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	540,000	540,000
Redemption of common stock	(9,778,698)	(114,017,035)
Net cash used in financing activities	(9,238,698)	(113,477,035)

Net change in cash	(14,271)	757
Cash, beginning of period	27,767	985
Cash, end of the period	$13,496	$1,742

Supplemental disclosure of noncash investing and financing activities
Federal income taxes paid	$65,000	$—
Excise tax payable attributable to redemption of common stock	$97,787	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Note 1 — Organization and Business Operations

OCA Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 28, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”).

As of June 30, 2024, the Company had not commenced any operations. All activity through June 30, 2024 relates to the Company’s formation, the IPO (as defined and described below), and identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

JUNE 30, 2024

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

On February 20, 2024, March 20, 2024, April 19, 2024, May 17, 2024, June 19, 2024 and July 19, 2024, the board approved draws of an aggregate of $540,000 (the “Extension Funds”) pursuant to the 2024 Note, which are Extension Funds the Company deposited into the Company’s trust account for its public stockholders on February 20, 2024, March 20, 2024, April 19, 2024, May 20, 2024, June 20, 2024 and July 19, 2024, respectively. These deposits enabled the Company to extend the date by which it must complete its initial business combination from February 20, 2024 to March 20, 2024, from March 20, 2024 to April 20, 2024, from April 20, 2024 to May 20, 2024, from May 20, 2024 to June 20, 2024, from June 20, 2024 to July 20, 2024 and from July 20, 2024 to August 20, 2024, respectively (the “Extensions”). The Extensions are the first six of eleven one-month extensions permitted under the Charter and provide the Company with additional time to complete its initial business combination.

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

JUNE 30, 2024

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

Liquidity and Going Concern Consideration

As of June 30, 2024, the Company had $13,496 in its operating bank account.

During the six months ended June 30, 2024, the Company satisfied its liquidity needs primarily through funding by its Sponsor. Until the consummation of a an initial business combination, the Company will be using the funds not held in the trust account. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 20, 2024 to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 20, 2024.

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

On January 18, 2023 and January 8, 2024, the Company’s stockholders redeemed 11,049,283 and 902,281 public shares of common stock, respectively, for a total redemption amount of $114,017,035 and $9,778,698 respectively. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status of completing an initial business combination as well as variability of its liquidation date as of June 30, 2024 and concluded that it is probable that a contingent liability should be recorded. As of June 30, 2024, the Company recorded $1,237,957 of excise tax liability calculated as 1% of shares redeemed on January 18, 2023 and January 8, 2024.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

JUNE 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company did not have any cash equivalents.

Cash and Marketable Securities Held in the Trust Account

At June 30, 2024, the investment in the trust account was held in money market funds. At December 31, 2023, the investment in the trust account was held in a demand deposit account. The Company’s portfolio of marketable securities held in the trust account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities were included in interest earned on cash and marketable securities held in the trust account. The estimated fair values of the marketable securities held in the trust account were determined using available market information.

On March 5, 2024, the Company invested the funds in the trust account in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. The funds in the trust account will be so maintained until the earlier of the consummation of the Company’s initial business combination or its liquidation.

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

JUNE 30, 2024

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock contains certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, 2,998,436 and 3,900,717 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of June 30, 2024 and June 30, 2023, the Company recorded an accretion of $981,834 and $1,170,482, respectively, which is in accumulated deficit.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 45.0% and 10.2% for the three months ended June 30, 2024 and 2023, respectively, 23.0% and 85.3% for the six months ended June 30, 2024 and 2023. The effective tax rate differs from the statutory tax rate of 21% for the three months ended June 30, 2024 and 2023, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Share of Common Stock

The Company has two classes of common stock, Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,532,500 of the Company’s Class A common stock in the calculation of diluted (loss) income per share of common stock for the three and six months ended June 30, 2024 and 2023, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Reconciliation of Net (Loss) Income per Share of Common Stock

The Company’s condensed statements of operations include a presentation of (loss) income per share for common stock subject to redemption in a manner similar to the two-class method of (loss) income per share. Accordingly, basic and diluted (loss) income per share of Class A common stock and Class B common stock is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income per share for redeemable common stock:
Net (loss) income	$(257,783)	$595,525	$(768,425)	$(391,370)
Less: Allocation of (loss) income to nonredeemable common stock	137,685	(291,400)	424,183	167,419
Adjusted net (loss) income	$(120,098)	$304,125	$(344,242)	$(223,951)

Weighted average shares outstanding of redeemable common stock	2,998,436	3,900,717	3,033,139	4,999,541
Basic and diluted net (loss) income per share, redeemable common stock	$(0.04)	$0.08	$(0.11)	$(0.04)

Net (loss) income per share for non redeemable common stock:
Net (loss) income	$(257,783)	$595,525	$(768,425)	$(391,370)
Less: Allocation of (loss) income to redeemable common stock	120,098	(304,125)	344,242	223,951
Adjusted net (loss) income	$(137,685)	$291,400	$(424,183)	$(167,419)

Weighted average shares outstanding of nonredeemable common stock	3,737,500	3,737,500	3,737,500	3,737,500
Basic and diluted net (loss) income per share, nonredeemable common stock	$(0.04)	$0.08	$(0.11)	$(0.04)

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

JUNE 30, 2024

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

JUNE 30, 2024

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

Each private placement warrant was identical to the public warrants sold in the IPO, except that the private placement warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial business combination, and (iii) may be exercised by the holders on a cashless basis. The Company’s Sponsor has agreed to (i) waive its redemption rights with respect to its founder shares and public shares in connection with the completion of the Company’s initial business combination, (ii) waive its redemption rights with respect to its founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination by August 20, 2024 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive its rights to liquidating distributions from the trust account with respect to its founder shares if the Company fails to complete its initial business combination by August 20, 2024.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

On December 14, 2021, the Company issued a promissory note in the principal amount of up to $1,500,000 to the Sponsor (the “2021 Note”). The 2021 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of June 30, 2024 and December 31, 2023, $1,500,000 was outstanding under the 2021 Note.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Related Party Extension Loans

On July 15, 2022, the board elected to extend the date by which the Company has to consummate a business combination from July 20, 2022 to January 20, 2023, as permitted under the Company’s amended and restated certificate of incorporation. In connection with this extension, on July 20, 2022, Sponsor deposited an aggregate of $747,500 (“2022 Note”) (representing $0.05 per public share) into the Company’s trust account. This extension provided the Company with additional time to complete its initial business combination. The 2022 Note may be settled in whole warrants to purchase Class A common stock of the Company at a conversion price equal to $1.00 per warrant. The loan will not bear any interest and will be repayable to OCA Acquisition Holdings LLC upon the earlier of the date on which the Company consummates an initial business combination and the date that the winding up of the Company is effective. As of June 30, 2024, and December 31, 2023, there was $747,500 outstanding under the 2022 Note.

On January 19, 2023, the Company issued the 2023 Note, a promissory note in the principal amount of up to $1,080,000. The 2023 Note does not bear interest and matures upon closing of the initial business combination. In the event that the Company does not consummate an initial business combination, the 2023 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company at a price of $1.00 per warrant. Pursuant to the Charter, the Sponsor deposited $270,000 into the trust account in order for the time available for the Company to consummate the initial business combination to be extended. Following April 20, 2023, the board approved all nine monthly extensions of the deadline to complete an initial business combination, extending the deadline to January 20, 2024 and drew an aggregate of $1,080,000 pursuant to the 2023 Note. As of June 30, 2024 and December 31, 2023, there was $1,080,000 outstanding under the 2023 Note.

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

On January 11, 2024, the Company issued the 2024 Note, a promissory note in the principal amount of up to $1,080,000. The 2024 Note does not bear interest and matures upon closing of the initial business combination. In the event that the Company does not consummate an initial business combination, the 2024 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2024 Note may be converted into warrants of the Company at a price of $1.00 per warrant. Pursuant to the Charter, Sponsor deposited $270,000 into the trust account in order to extend the time available for the Company to consummate its initial business combination. If the Company anticipates that it may not be able to consummate the initial business combination by August 20, 2024, and subject to Sponsor depositing additional funds into the trust account pursuant to the 2024 Note, the Company’s time to consummate a business combination shall be extended for up to an additional five months until January 20, 2025. For each monthly extension, Sponsor will deposit $90,000 into the trust account.

On January 19, 2024, February 20, 2024, March 20, 2024, April 19, 2024, May 17, 2024, June 19, 2024 and July 19, 2024, the board approved draws of an aggregate of $630,000 pursuant to the 2024 Note, which are Extension Funds the Company deposited into the Company’s trust account for its public stockholders on January 19, 2024, February 20, 2024, March 20, 2024, April 19, 2024, May 20, 2024, June 20, 2024 and July 19, 2024, respectively. These deposits enabled the Company to extend the date by which it must complete its initial business combination from January 20, 2024 to February 20, 2024, February 20, 2024 to March 20, 2024, from March 20, 2024 to April 20, 2024, from April 20, 2024 to May 20, 2024, from May 20, 2024 to June 20, 2024, from June 20, 2024 to July 20, 2024 and from July 20, 2024 to August 20, 2024, respectively. The Extensions are the first six of eleven one-month extensions permitted under the Charter and provide the Company with additional time to complete its initial business combination. As of June 30, 2024, there was $540,000 outstanding under the 2024 Note.

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

Administrative Service Fee

Effective January 20, 2021, the Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. The Company has ceased paying these monthly fees effective July 2023. For the three and six months ended June 30, 2024, the Company incurred $0, in administrative service fees. For the three and six months ended June 30, 2023, the Company incurred $45,000 and $90,000 in administrative service fees, respectively. At June 30, 2024 and December 31, 2023, the Company owed the Sponsor $0 and $90,000, respectively, for amounts under this administrative support services agreement. This amount has been recorded in due to related party in the accompanying condensed balance sheets.

For the three months ended June 30, 2024 and 2023, the Company incurred an additional $35,847 and $17,753 for shared service expenses from the Sponsor primarily relating to legal services, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred an additional $79,230 and $77,185, respectively, for shared service expenses from the Sponsor primarily relating to legal services. The Company has a $175,309 and $96,079 balance due to Sponsor at June 30, 2024 and December 31, 2023, respectively. This amount has been recorded in due to related party in the accompanying condensed balance sheets.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

Advances from Sponsor

At June 30, 2024 and December 31, 2023, the Company has recorded a total of $2,667,580 and $1,477,780 in due to related party for advances from the Sponsor to cover expenses, respectively. This amount has been recorded in due to related party in the accompanying condensed balance sheets.

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

JUNE 30, 2024

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue a total of 100,000,000 Class A common stock. At June 30, 2024 and December 31, 2023, there were 3,298,436 and 3,900,717 shares issued and outstanding, respectively, including 2,998,436 and 3,900,717 shares subject to possible redemption, respectively. In connection with the Second Extension Meeting, holders of 902,281 shares of Class A common stock exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $9,778,698. On January 11, the Sponsor converted an aggregate of 300,000 shares of Class B common stock into shares of Class A common stock on a one-for-one basis.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B common stock. At June 30, 2024 and December 31, 2023, there were 3,437,500 and 3,737,500 shares issued and outstanding, respectively.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

June 30, 2024

	June 30, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$33,617,999	$33,617,999	$—	$—
Liabilities:
Public warrants liability	$672,750	$—	$672,750	$—
Private placement warrants liability	635,175	—	—	635,175
	$1,307,925	$—	$672,750	$635,175

December 31, 2023

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public warrants liability	$448,500	$—	$448,500	$—
Private placement warrants liability	423,450	—	—	423,450
	$871,950	$—	$448,500	$423,450

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

The Company established the initial fair value of the public warrants on January 20, 2021, the date of the initial public offering, using a Monte Carlo simulation model, and as of June 30, 2024 and December 31, 2023 by using the associated trading price of the public warrants. The Company established the initial fair value of the private placement warrants on January 20, 2021 and on June 30, 2024 and December 31, 2023 by using a modified Black-Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The most significant unobservable input was the volatility. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The private placement warrants were classified as Level 3 at June 30, 2024 and December 31, 2023 due to the use of unobservable inputs.

There were no transfers to/from Levels 1, 2, or 3 during the three months ended June 30, 2024. The following tables present the changes in the fair value of Level 3 warrant liabilities as of June 30, 2024 and December 31, 2023:

Level 3 Warrant Liabilities
Fair value as of December 31, 2023	$423,450
Change in fair value	148,208
Fair value as of March 31, 2024	$571,658
Change in fair value	63,517
Fair value as of June 30, 2024	$635,175

Level 3 Warrant Liabilities
Fair value as of December 31, 2022	$70,575
Change in fair value	352,875
Fair value as of December 31, 2023	$423,450

The key inputs into the modified Black-Scholes calculation as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Inputs
Risk-free interest rate	5.27%	5.04%
Expected term (years)	0.62	0.73
Expected volatility	1.57%	4.56%
Exercise price	$11.50	$11.50
Stock price	$11.20	$10.79

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

On July 19, 2024, the board approved a draw of an aggregate of $90,000 pursuant to the 2024 Note, dated as of January 11, 2024, which funds the Company deposited into the Company’s trust account for its public stockholders on July 19, 2024. This deposit enables the Company to extend the date by which it must complete its initial business combination from July 20, 2024 to August 20, 2024. This Extension is the sixth of eleven one-month extensions permitted under the Company’s amended and restated certificate of incorporation and provides the Company with additional time to complete its initial business combination.

On July 19, 2024, the Company received a notice (the “Delisting Notice”) from Nasdaq stating that Nasdaq has determined to delist the Company’s securities on The Nasdaq Capital Market, effective at the open of business on July 23, 2024. Nasdaq reached its decision pursuant to Nasdaq IM-5101-2 because the Company did not complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

Following the suspension of trading on The Nasdaq Capital Market, the Company’s Units, shares of Class A common stock and redeemable warrants will be eligible to trade on the OTC Pink Marketplace under the symbols “OCAXU,” “OCAX” and “OCAXW,” respectively. Nasdaq will complete the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities and Exchange Act of 1934, as amended, on Form 25 with the U.S. Securities and Exchange Commission.

Notwithstanding the delisting of the Company’s securities from Nasdaq, it remains the intention of the Company to continue to pursue the business combination with PSI, as well as the listing of PSI on Nasdaq.

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

On January 19, 2024, February 20, 2024, March 20, 2024, April 19, 2024, May 17, 2024, June 19, 2024 and July 19, 2024, the board approved an extension of the Termination Date from January 20, 2024 to February 20, 2024, from February 20, 2024 to March 20, 2024, from March 20, 2024 to April 20, 2024, from April 20, 2024 to May 20, 2024, from May 20, 2024 to June 20, 2024, from June 20, 2024 to July 20, 2024 and from July 20, 2024 to August 20, 2024, respectively, and drew an additional $630,000 ($90,000 per each one-month extension) pursuant to the 2024 Note.

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

On July 19, 2024, the Company received a notice (the “Delisting Notice”) from Nasdaq stating that Nasdaq has determined to delist the Company’s securities on The Nasdaq Capital Market, effective at the open of business on July 23, 2024. Nasdaq reached its decision pursuant to Nasdaq IM-5101-2 because the Company did not complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

Following the suspension of trading on The Nasdaq Capital Market, the Company’s Units, shares of Class A common stock and redeemable warrants will be eligible to trade on the OTC Pink Marketplace under the symbols “OCAXU,” “OCAX” and “OCAXW,” respectively. Nasdaq will complete the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities and Exchange Act of 1934, as amended, on Form 25 with the U.S. Securities and Exchange Commission.

Notwithstanding the delisting of the Company’s securities from Nasdaq, it remains the intention of the Company to continue to pursue the business combination with PSI, as well as the listing of PSI on Nasdaq.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2024 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net loss of approximately $0.3 million which included a loss from the change in fair value of warrant liabilities of approximately $0.1 million, loss from operations of approximately $0.5 million and provision for income tax of approximately $80,000, offset by interest earned on trust account of approximately $0.4 million.

For the six months ended June 30, 2024, we had a net loss of approximately $0.8 million which included a loss from the change in fair value of warrant liabilities of approximately $0.4 million, loss from operations of approximately $1.0 million and provision for income tax of approximately $0.1 million, offset by interest earned on trust account of approximately $0.8 million.

For the three months ended June 30, 2023, we had a net income of approximately $0.6 million which included a gain from the change in fair value of warrant liabilities of approximately $0.6 million and interest earned on trust account of approximately $0.4 million, offset by loss from operations of approximately $0.3 million.

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

Liquidity and Going Concern

As of June 30, 2024, we had $13,496 in our operating bank account.

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

On December 14, 2021, we issued the 2021 Note in the principal amount of up to $1,500,000 to our sponsor. The 2021 Note was issued in connection with advances the sponsor has made, and may make in the future, to the Company for working capital expenses. If we complete an initial business combination, we will repay the 2021 Note out of the proceeds of the trust account released to us. Otherwise, the 2021 Note will be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay the 2021 Note but no proceeds from the trust account will be used to repay the 2021 Note. At the election of the sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of June 30, 2024 and December 31, 2023, there was $1,500,000 outstanding under the 2021 Note.

On July 20, 2022, we issued the 2022 Note to our sponsor. The 2022 Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate an initial business combination, the 2022 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. As of June 30, 2024 and December 31, 2023, there was $747,500 outstanding under the 2022 Note.

On January 19, 2023, we issued the 2023 Note to our sponsor. The 2023 Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate an initial business combination, the 2023 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company at a price of $1.00 per warrant. As of June 30, 2024 and December 31, 2023 there was $1,620,000 outstanding under the 2023 Note.

On January 11, 2024, we issued the 2024 Note to our sponsor. The 2024 Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate an initial business combination, the 2024 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2024 Note may be converted into warrants of the Company at a price of $1.00 per warrant. As of June 30, 2024, there was $540,000 outstanding under the 2024 Note.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 20, 2024 to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension not requested by the sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur and an extension is not requested by the sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 20, 2024. The Company intends to complete an initial business combination before the mandatory liquidation date.

Contractual Obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than deferred underwriting fees of $5,232,500, $1,500,000 outstanding under the 2021 Note, $747,500 outstanding under the 2022 Note, $1,620,000 outstanding under the 2023 Note and $450,000 outstanding under the 2024 Note as of June 30, 2024.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

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

Off-Balance Sheet Arrangements

As of June 30, 2024 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

OCA ACQUISITION CORP.

Date: August 14, 2024	By:	/s/ David Shen
	Name:	David Shen
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Jeffrey Glat
	Name:	Jeffrey Glat
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)