Form 10-Q
period 2024-09-30
OCA Acquisition Corp.
filed 2024-11-14
CIK 1820175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, there were 3,298,436 shares of Class A common stock and 3,437,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

OCA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OCA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$1,465	$27,767
Prepaid expenses	32,651	7,905
Total current assets	34,116	35,672
Cash and marketable securities held in the Trust Account	34,286,262	42,257,554
Total Assets	$34,320,378	$42,293,226

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,698,491	$1,990,949
Due to related party	3,143,389	1,663,859
Convertible promissory notes - related party	4,137,500	3,327,500
Excise tax payable	1,237,957	1,140,170
Income tax payable	160,216	—
Total current liabilities	10,377,553	8,122,478

Deferred underwriting fee	5,232,500	5,232,500
Warrant liability	377,845	871,950
Total liabilities	15,987,898	14,226,928

Commitments
Class A common stock subject to possible redemption, 2,998,436 and 3,900,717 shares issued and outstanding at redemption value of $11.31 and $10.82 at September 30, 2024 and December 31, 2023, respectively	33,912,336	42,224,010

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 300,000 and none issued and outstanding (excluding 2,998,436 and 3,900,717 shares, respectively, subject to possible redemption) at September 30, 2024 and December 31, 2023, respectively	30	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,437,500 and 3,737,500 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	344	374
Additional paid-in capital	—	—
Accumulated deficit	(15,580,230)	(14,158,086)
Total stockholders’ deficit	(15,579,856)	(14,157,712)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$34,320,378	$42,293,226

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

General and administrative expenses	$375,715	$241,011	$1,348,678	$974,043
Loss from operations	(375,715)	(241,011)	(1,348,678)	(974,043)

Other income:
Interest earned on cash and marketable securities held in Trust Account	438,263	394,326	1,222,456	1,352,094
Change in fair value of warrant liability	930,080	(145,325)	494,105	(581,300)
Total other income, net	1,368,343	249,001	1,716,561	770,794

Income (Loss) before provision for income taxes	992,628	7,990	367,883	(203,249)
Provision for income taxes	(81,536)	(72,309)	(225,216)	(252,440)
Net income (loss)	$911,092	$(64,319)	$142,667	$(455,689)

Weighted average shares outstanding of redeemable common stock	2,998,436	3,900,717	3,021,487	4,629,241
Basic and diluted net income (loss) per share, redeemable common stock	$0.14	$(0.01)	$0.02	$(0.05)
Weighted average shares outstanding of nonredeemable common stock	3,737,500	3,737,500	3,737,500	3,737,500
Basic and diluted net income (loss) per share, nonredeemable common stock	$0.14	$(0.01)	$0.02	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A		Class B		Additional		Total
	Common Stock		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	—	$—	3,737,500	$374	$—	$(14,158,086)	$(14,157,712)
Accretion of Class A common stock subject to redemption	—	—	—	—	—	(509,678)	(509,678)
Conversion of Class B common stock to Class A common stock	300,000	30	(300,000)	(30)	—	—	—
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(97,787)	(97,787)
Net loss	—	—	—	—	—	(510,642)	(510,642)
Balance as of March 31, 2024 (unaudited)	300,000	$30	3,437,500	$344	$—	$(15,276,193)	$(15,275,819)
Accretion of Class A common stock subject to redemption	—	—	—	—	—	(472,156)	(472,156)
Net loss	—	—	—	—	—	(257,783)	(257,783)
Balance as of June 30, 2024 (unaudited)	300,000	$30	3,437,500	$344	$—	$(16,006,132)	$(16,005,758)
Accretion of Class A common stock subject to redemption	—	—	—	—	—	(485,190)	(485,190)
Net income	—	—	—	—	—	911,092	911,092
Balance as of September 30, 2024 (unaudited)	300,000	$30	3,437,500	$344	$—	$(15,580,230)	$(15,579,856)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B		Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	3,737,500	$374	$—	$(8,223,843)	$(8,223,469)

Accretion of Class A common stock subject to redemption	—	—	—	(693,911)	(693,911)

Net loss	—	—	—	(986,895)	(986,895)
Balance as of March 31, 2023 (unaudited)	3,737,500	374	—	(9,904,649)	(9,904,275)

Accretion of Class A common stock subject to redemption	—	—	—	(476,571)	(476,571)

Net income	—	—	—	595,525	595,525
Balance as of June 30, 2023 (unaudited)	3,737,500	374	—	(9,785,695)	(9,785,321)

Accretion of Class A common stock subject to redemption	—	—	—	(589,171)	(589,171)

Net loss	—	—	—	(64,319)	(64,319)
Balance as of September 30, 2023 (unaudited)	3,737,500	$374	$—	$(10,439,185)	$(10,438,811)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$142,667	$(455,689)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,222,456)	(1,352,094)
Change in fair value of warrant liability	(494,105)	581,300
Changes in operating assets and liabilities:
Prepaid expenses	(24,746)	(49,480)
Accounts payable and accrued expenses	(292,458)	(109,100)
Due to related party	1,479,530	999,934
Income tax payable	160,216	13,190
Net cash used in operating activities	(251,352)	(371,939)

Cash Flows from Investing Activities:
Deposit into trust for extension	(810,000)	(810,000)
Interest withdrawn from Trust Account to pay for franchise and federal income taxes	225,050	399,500
Cash withdrawn for redemptions	9,778,698	114,017,035
Net cash provided by investing activities	9,193,748	113,606,535

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	810,000	810,000
Redemption of common stock	(9,778,698)	(114,017,035)
Net cash used in financing activities	(8,968,698)	(113,207,035)

Net change in cash	(26,302)	27,561
Cash, beginning of period	27,767	985
Cash, end of the period	$1,465	$28,546

Supplemental disclosure of noncash investing and financing activities
Excise tax payable attributable to redemption of common stock	$97,787	$—
Supplemental cash flow information
Cash paid for federal income taxes	$65,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Note 1 — Organization and Business Operations

OCA Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on July 28, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”).

As of September 30, 2024, the Company had not commenced any operations. All activity through September 30, 2024 relates to the Company’s formation, the IPO (as defined and described below), and identifying a target company for an initial business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

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

SEPTEMBER 30, 2024

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

On February 20, 2024, March 20, 2024, April 19, 2024, May 17, 2024, June 19, 2024, July 19, 2024, August 20, 2024, September 20, 2024 and October 20, 2024, the board approved draws of an aggregate of $810,000 (the “Extension Funds”) pursuant to the 2024 Note, which are Extension Funds the Company subsequently deposited into the Company’s trust account for its public stockholders. These deposits enabled the Company to extend the date by which it must complete its initial business combination from February 20, 2024 to March 20, 2024, from March 20, 2024 to April 20, 2024, from April 20, 2024 to May 20, 2024, from May 20, 2024 to June 20, 2024, from June 20, 2024 to July 20, 2024, from July 20, 2024 to August 20, 2024, from August 20, 2024 to September 20, 2024, from September 20, 2024 to October 20, 2024 and from October 20, 2024 to November 20, 2024, respectively (the “Extensions”). The Extensions are the first nine of eleven one-month extensions permitted under the Charter and provide the Company with additional time to complete its initial business combination.

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

On January 16, 2024, the Company received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless the Company timely requested a hearing (the “Hearing”) before the Nasdaq Hearings Panel (the “Panel”), trading of the Company’s securities on The Nasdaq Capital Market would be suspended at the opening of business on January 25, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company (“SPAC”) complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Company timely requested the Hearing before the Panel to request sufficient time to complete the Company’s previously disclosed proposed business combination with Powermers Smart Industries, Inc.

The Hearing occurred on April 2, 2024. On April 25, 2024, the Panel issued written notice of its decision to grant the Company’s request for an exception to its listing deficiencies until July 15, 2024 in light of the progress the Company had made toward closing the Company’s previously disclosed proposed business combination with Powermers Smart Industries, Inc. The Panel advised the Company that July 15, 2024 represented the full extent of the Panel’s discretion to grant continued listing while the Company is non-compliant with the Nasdaq’s Listing Rules.

On July 19, 2024, the Company received a notice (the “Delisting Notice”) from Nasdaq stating that Nasdaq had determined to delist the Company’s securities on The Nasdaq Capital Market, effective at the open of business on July 23, 2024. Nasdaq reached its decision pursuant to Nasdaq IM-5101-2 because the Company did not complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

Following the suspension of trading on The Nasdaq Capital Market, the Company’s Units, shares of Class A common stock and redeemable warrants are eligible to trade on the OTC Pink Marketplace under the symbols “OCAXU,” “OCAX” and “OCAXW,” respectively. On September 20, 2024, Nasdaq completed the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities and Exchange Act of 1934, as amended, on Form 25 with the U.S. Securities and Exchange Commission.

Notwithstanding the delisting of the Company’s securities from Nasdaq, it remains the intention of the Company to continue to pursue the business combination with PSI, as well as the listing of PSI on Nasdaq.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares (as defined in Note 5) and public shares in connection with the completion of an initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if the Company fails to complete an initial business combination.

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

Liquidity and Going Concern Consideration

As of September 30, 2024, the Company had $1,465 in its operating bank account.

During the nine months ended September 30, 2024, the Company satisfied its liquidity needs primarily through funding by its Sponsor. Until the consummation of an initial business combination, the Company will be using the funds not held in the trust account. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 20, 2024 to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 20, 2024.

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

On January 18, 2023 and January 8, 2024, the Company’s stockholders redeemed 11,049,283 and 902,281 public shares of common stock, respectively, for a total redemption amount of $114,017,035 and $9,778,698 respectively. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status of completing an initial business combination as well as variability of its liquidation date as of September 30, 2024 and concluded that it is probable that a contingent liability should be recorded. As of September 30, 2024, the Company recorded $1,237,957 of excise tax liability calculated as 1% of shares redeemed on January 18, 2023 and January 8, 2024.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company did not have any cash equivalents.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Cash and Marketable Securities Held in the Trust Account

At September 30, 2024, the investment in the trust account was held in money market funds. At December 31, 2023, the investment in the trust account was held in a demand deposit account. The Company’s portfolio of marketable securities held in the trust account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities were included in interest earned on cash and marketable securities held in the trust account. The estimated fair values of the marketable securities held in the trust account were determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock contains certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 2,998,436 and 3,900,717 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. As of September 30, 2024 and September 30, 2023, the Company recorded an accretion of $1,467,024 and $1,170,482, respectively, which is in accumulated deficit.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

At September 30, 2024 and December 31, 2023, the common stock reflected in the condensed consolidated balance sheets is reconciled in the following table:

Common stock subject to possible redemption, December 31, 2022	$153,928,977
Less:
Redemptions	(114,017,035)
Plus:
Accretion of carrying value to redemption value	2,312,068
Common stock subject to possible redemption, December 31, 2023	$42,224,010
Less:
Redemptions	(9,778,698)
Plus:
Accretion of carrying value to redemption value	509,678
Common stock subject to possible redemption, March 31, 2024	$32,954,990
Plus:
Accretion of carrying value to redemption value	472,156
Common stock subject to possible redemption, June 30, 2024	$33,427,146
Plus:
Accretion of carrying value to redemption value	485,190
Common stock subject to possible redemption, September 30, 2024	$33,912,336

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 8.2% and 905.0% for the three months ended September 30, 2024 and 2023, respectively, 61.22% and 124.2% for the nine months ended September 30, 2024 and 2023. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024 and 2023, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Share of Common Stock

The Company has two classes of common stock, Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The Company has not considered the effect of the warrants sold in the IPO and the Private Placement to purchase an aggregate of 14,532,500 of the Company’s Class A common stock in the calculation of diluted (loss) income per share of common stock for the three and nine months ended September 30, 2024 and 2023, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Reconciliation of Net (Loss) Income per Share of Common Stock

The Company’s condensed statements of operations include a presentation of (loss) income per share for common stock subject to redemption in a manner similar to the two-class method of (loss) income per share. Accordingly, basic and diluted (loss) income per share of Class A common stock and Class B common stock is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) per share for redeemable common stock:
Net income (loss)	$911,092	$(64,319)	$142,667	$(455,689)
Less: Allocation of (loss) income to nonredeemable common stock	(486,624)	31,472	(78,890)	203,560
Adjusted net (loss) income	$424,468	$(32,847)	$63,777	$(252,129)

Weighted average shares outstanding of redeemable common stock	2,998,436	3,900,717	3,021,487	4,629,241
Basic and diluted net income (loss) per share, redeemable common stock	$0.14	$(0.01)	$0.02	$(0.05)

Net income (loss) per share for non redeemable common stock:
Net income (loss)	$911,092	$(64,319)	$142,667	$(455,689)
Less: Allocation of (loss) income to redeemable common stock	(424,468)	32,847	(63,777)	252,129
Adjusted net income (loss)	$486,624	$(31,472)	$78,890	$(203,560)

Weighted average shares outstanding of nonredeemable common stock	3,737,500	3,737,500	3,737,500	3,737,500
Basic and diluted net income (loss) per share, nonredeemable common stock	$0.14	$(0.01)	$0.02	$(0.05)

Fair Value of Financial Instruments

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

Each private placement warrant was identical to the public warrants sold in the IPO, except that the private placement warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial business combination, and (iii) may be exercised by the holders on a cashless basis. The Company’s Sponsor has agreed to (i) waive its redemption rights with respect to its founder shares and public shares in connection with the completion of the Company’s initial business combination, (ii) waive its redemption rights with respect to its founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination by November 20, 2024 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) waive its rights to liquidating distributions from the trust account with respect to its founder shares if the Company fails to complete its initial business combination by November 20, 2024.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The Company accounts for the 2021 Note within the scope of ASC 815 and has elected to bifurcate the embedded derivative within the convertible promissory note. The fair value of the embedded conversion feature upon the issuance of the 2021 Note is de minimis. As of September 30, 2024 and December 31, 2023, $1,500,000 was outstanding under the 2021 Note.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Related Party Extension Loans

On July 15, 2022, the board elected to extend the date by which the Company has to consummate a business combination from July 20, 2022 to January 20, 2023, as permitted under the Company’s amended and restated certificate of incorporation. In connection with this extension, on July 20, 2022, Sponsor deposited an aggregate of $747,500 (“2022 Note”) (representing $0.05 per public share) into the Company’s trust account. This extension provided the Company with additional time to complete its initial business combination. The 2022 Note may be settled in whole warrants to purchase Class A common stock of the Company at a conversion price equal to $1.00 per warrant. The loan will not bear any interest and will be repayable to OCA Acquisition Holdings LLC upon the earlier of the date on which the Company consummates an initial business combination and the date that the winding up of the Company is effective. As of September 30, 2024, and December 31, 2023, there was $747,500 outstanding under the 2022 Note.

On January 19, 2023, the Company issued the 2023 Note, a promissory note in the principal amount of up to $1,080,000. The 2023 Note does not bear interest and matures upon closing of the initial business combination. In the event that the Company does not consummate an initial business combination, the 2023 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company at a price of $1.00 per warrant. Pursuant to the Charter, the Sponsor deposited $270,000 into the trust account in order for the time available for the Company to consummate the initial business combination to be extended. Following April 20, 2023, the board approved all nine monthly extensions of the deadline to complete an initial business combination, extending the deadline to January 20, 2024 and drew an aggregate of $1,080,000 pursuant to the 2023 Note. As of September 30, 2024 and December 31, 2023, there was $1,080,000 outstanding under the 2023 Note.

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

On January 11, 2024, the Company issued the 2024 Note, a promissory note in the principal amount of up to $1,080,000. The 2024 Note does not bear interest and matures upon closing of the initial business combination. In the event that the Company does not consummate an initial business combination, the 2024 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2024 Note may be converted into warrants of the Company at a price of $1.00 per warrant. Pursuant to the Charter, on January 19, 2024, Sponsor deposited $90,000 into the trust account in order to extend the time available for the Company to consummate its initial business combination. If the Company anticipates that it may not be able to consummate the initial business combination by November 20, 2024, and subject to Sponsor depositing additional funds into the trust account pursuant to the 2024 Note, the Company’s time to consummate a business combination shall be extended for up to an additional two months until January 20, 2025. For each monthly extension, Sponsor will deposit $90,000 into the trust account.

On February 20, 2024, March 20, 2024, April 19, 2024, May 17, 2024, June 19, 2024, July 19, 2024, August 20, 2024, September 20, 2024 and October 20, 2024, the board approved draws of an aggregate of $810,000 pursuant to the 2024 Note, which are Extension Funds the Company subsequently deposited into the Company’s trust account for its public stockholders. These deposits enabled the Company to extend the date by which it must complete its initial business combination from February 20, 2024 to March 20, 2024, from March 20, 2024 to April 20, 2024, from April 20, 2024 to May 20, 2024, from May 20, 2024 to June 20, 2024, from June 20, 2024 to July 20, 2024, from July 20, 2024 to August 20, 2024, from August 20, 2024 to September 20, 2024, from September 20, 2024 to October 20, 2024 and from October 20, 2024 to November 20, 2024, respectively. The Extensions are the first nine of eleven one-month extensions permitted under the Charter and provide the Company with additional time to complete its initial business combination. As of September 30, 2024, there was $810,000 outstanding under the 2024 Note.

The Company accounts for the 2022 Note, 2023 Note and 2024 Note within the scope of ASC 815 and has elected to bifurcate the embedded derivative within the convertible promissory note. The fair value of the embedded conversion feature upon the issuance of the 2022 Note, 2023 Note and 2024 Note are de minimis.

In connection with the Company’s entry into the Business Combination Agreement, the Sponsor agreed to convert the (i) 2021 Note into Working Capital Warrants (as defined in the warrant agreement), (ii) the 2022 Note into Extension Warrants (as defined in the warrant agreement), and (iii) the 2023 Note and the 2024 Note into Post-IPO Warrants (as defined in the warrant agreement) if the Business Combination is consummated.

Administrative Service Fee

Effective January 20, 2021, the Company agreed to pay an affiliate of the Company’s Sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. The Company has ceased paying these monthly fees effective July 2023. For the three and nine months ended September 30, 2024, the Company incurred $0 in administrative service fees. For the three and nine months ended September 30, 2023, the Company incurred $45,000 and $90,000 in administrative service fees, respectively. At September 30, 2024 and December 31, 2023, the Company owed an affiliate of the Company’s Sponsor $0 and $90,000, respectively, for amounts under this administrative support services agreement. This amount has been recorded in due to related party in the accompanying condensed balance sheets.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

For the three months ended September 30, 2024 and 2023, the Company incurred an additional $0 and $9,088 for shared service expenses from the Sponsor primarily relating to legal services, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred an additional $79,230 and $86,272, respectively, for shared service expenses from the Sponsor primarily relating to legal services. The Company has a $175,309 and $96,079 balance due to Sponsor at September 30, 2024 and December 31, 2023, respectively. This amount has been recorded in due to related party in the accompanying condensed balance sheets.

Advances from Sponsor

At September 30, 2024 and December 31, 2023, the Company has recorded a total of $2,968,080 and $1,477,780 in due to related party for advances from the Sponsor to cover expenses, respectively. This amount has been recorded in due to related party in the accompanying condensed balance sheets.

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

SEPTEMBER 30, 2024

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue a total of 100,000,000 Class A common stock. At September 30, 2024 and December 31, 2023, there were 3,298,436 and 3,900,717 shares issued and outstanding, respectively, including 2,998,436 and 3,900,717 shares subject to possible redemption, respectively. In connection with the Second Extension Meeting, holders of 902,281 shares of Class A common stock exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.83 per share, for an aggregate redemption amount of approximately $9,778,698. On January 11, 2024, the Sponsor converted an aggregate of 300,000 shares of Class B common stock into shares of Class A common stock on a one-for-one basis.

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 Class B common stock. At September 30, 2024 and December 31, 2023, there were 3,437,500 and 3,737,500 shares issued and outstanding, respectively.

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

September 30, 2024

	September 30, 2024	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Marketable securities held in Trust Account	$34,286,262	$34,286,262	$—	$—
Liabilities:
Public warrants liability	$194,350	$—	$194,350	$—
Private placement warrants liability	183,495	—	—	183,495
	$377,845	$—	$194,350	$183,495

December 31, 2023

	December 31, 2023	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public warrants liability	$448,500	$—	$448,500	$—
Private placement warrants liability	423,450	—	—	423,450
	$871,950	$—	$448,500	$423,450

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

OCA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The Company established the initial fair value of the public warrants on January 20, 2021, the date of the initial public offering, using a Monte Carlo simulation model, and as of September 30, 2024 and December 31, 2023 by using the associated trading price of the public warrants. The Company established the initial fair value of the private placement warrants on January 20, 2021 and on September 30, 2024 and December 31, 2023 by using a modified Black-Scholes calculation. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. The most significant unobservable input was the volatility. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The public warrants were classified as Level 2 at September 30, 2024 and December 31, 2023 due to no trading activity to support Level 1 valuation. The private placement warrants were classified as Level 3 at September 30, 2024 and December 31, 2023 due to the use of unobservable inputs.

There were no transfers to/from Levels 1, 2, or 3 during the three months ended September 30, 2024. The following tables present the changes in the fair value of Level 3 warrant liabilities as of September 30, 2024 and December 31, 2023:

Level 3 Warrant Liabilities
Fair value as of December 31, 2023	$423,450
Change in fair value	148,208
Fair value as of March 31, 2024	$571,658
Change in fair value	63,517
Fair value as of June 30, 2024	$635,175
Change in fair value	(451,680)
Fair value as of September 30, 2024	$183,495

Level 3 Warrant Liabilities
Fair value as of December 31, 2022	$70,575
Change in fair value	352,875
Fair value as of December 31, 2023	$423,450

The key inputs into the modified Black-Scholes calculation as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Inputs
Risk-free interest rate	4.27%	5.04%
Expected term (years)	0.63	0.73
Expected volatility	0.34%	4.56%
Exercise price	$11.50	$11.50
Stock price	$11.22	$10.79

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

On October 20, 2024, the board approved a draw of an aggregate of $90,000 pursuant to the 2024 Note, which the Company subsequently deposited into the Company’s trust account for its public stockholders. This deposit enables the Company to extend the date by which it must complete its initial business combination from October 20, 2024 to November 20, 2024. This Extension is the ninth of eleven one-month extensions permitted under the Company’s amended and restated certificate of incorporation and provides the Company with additional time to complete its initial business combination.

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

On February 20, 2024, March 20, 2024, April 19, 2024, May 17, 2024, June 19, 2024, July 19, 2024, August 20, 2024, September 20, 2024 and October 20, 2024, the board approved an extension of the Termination Date from February 20, 2024 to March 20, 2024, from March 20, 2024 to April 20, 2024, from April 20, 2024 to May 20, 2024, from May 20, 2024 to June 20, 2024, from June 20, 2024 to July 20, 2024, from July 20, 2024 to August 20, 2024, from August 20, 2024 to September 20, 2024, from September 20, 2024 to October 20, 2024 and from October 20, 2024 to November 20, 2024, respectively, and drew an additional $810,000 ($90,000 per each one-month extension) pursuant to the 2024 Note.

On January 16, 2024, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq indicating that, unless the Company timely requested a Hearing before the Panel, trading of the Company’s securities on The Nasdaq Capital Market would be suspended at the opening of business on January 25, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Company timely requested the Hearing before the Panel to request sufficient time to complete the Company’s previously disclosed proposed business combination with Powermers Smart Industries, Inc.

The Hearing occurred on April 2, 2024. On April 25, 2024, the Panel issued written notice of its decision to grant the Company’s request for an exception to its listing deficiencies until July 15, 2024 in light of the progress the Company had made toward closing the Company’s previously disclosed proposed business combination with Powermers Smart Industries, Inc. The Panel advised the Company that July 15, 2024 represented the full extent of the Panel’s discretion to grant continued listing while the Company is non-compliant with the Nasdaq’s Listing Rules.

On July 19, 2024, the Company received the Delisting Notice from Nasdaq stating that Nasdaq had determined to delist the Company’s securities on The Nasdaq Capital Market, effective at the open of business on July 23, 2024. Nasdaq reached its decision pursuant to Nasdaq IM-5101-2 because the Company did not complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

Following the suspension of trading on The Nasdaq Capital Market, the Company’s Units, shares of Class A common stock and redeemable warrants are eligible to trade on the OTC Pink Marketplace under the symbols “OCAXU,” “OCAX” and “OCAXW,” respectively. On September 20, 2024, Nasdaq completed the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities and Exchange Act of 1934, as amended, on Form 25 with the U.S. Securities and Exchange Commission.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2024 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of approximately $0.9 million which included income from the change in fair value of warrant liabilities of approximately $0.9 million, interest earned on trust account of approximately $0.4 million, offset by loss from operations of approximately $0.4 million and provision for income tax of approximately $82,000.

For the nine months ended September 30, 2024, we had a net income of approximately $0.1 million which included income from the change in fair value of warrant liabilities of approximately $0.5 million, interest earned on trust account of approximately $1.2 million, offset by loss from operations of approximately $1.3 million and provision for income tax of approximately $0.2 million.

For the three months ended September 30, 2023, we had a net loss of approximately $0.1 million which included a loss from the change in fair value of warrant liabilities of approximately $0.1 million, provision for income tax of approximately $72,000 and loss from operations of approximately $0.3 million, offset by interest earned on trust account of approximately $0.4 million.

For the nine months ended September 30, 2023, we had a net loss of approximately $0.5 million which included a loss from the change in fair value of warrant liabilities of approximately $0.6 million, provision for income tax of approximately $0.3 million and loss from operations of approximately $1.0 million, offset by interest earned on trust account of approximately $1.4 million.

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

Liquidity and Going Concern

As of September 30, 2024, we had $1,465 in our operating bank account.

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

On December 14, 2021, we issued the 2021 Note in the principal amount of up to $1,500,000 to our sponsor. The 2021 Note was issued in connection with advances the sponsor has made, and may make in the future, to the Company for working capital expenses. If we complete an initial business combination, we will repay the 2021 Note out of the proceeds of the trust account released to us. Otherwise, the 2021 Note will be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay the 2021 Note but no proceeds from the trust account will be used to repay the 2021 Note. At the election of the sponsor, all or a portion of the unpaid principal amount of the 2021 Note may be converted into warrants of the Company at a price of $1.00 per warrant (the “Conversion Warrants”). The Conversion Warrants and their underlying securities are entitled to the registration rights set forth in the 2021 Note. As of September 30, 2024 and December 31, 2023, there was $1,500,000 outstanding under the 2021 Note.

On July 20, 2022, we issued the 2022 Note to our sponsor. The 2022 Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate an initial business combination, the 2022 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. As of September 30, 2024 and December 31, 2023, there was $747,500 outstanding under the 2022 Note.

On January 19, 2023, we issued the 2023 Note to our sponsor. The 2023 Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate an initial business combination, the 2023 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2023 Note may be converted into warrants of the Company at a price of $1.00 per warrant. As of September 30, 2024 and December 31, 2023 there was $1,080,000 outstanding under the 2023 Note.

On January 11, 2024, we issued the 2024 Note to our sponsor. The 2024 Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate an initial business combination, the 2024 Note will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2024 Note may be converted into warrants of the Company at a price of $1.00 per warrant. As of September 30, 2024, there was $810,000 outstanding under the 2024 Note.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until November 20, 2024 to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension not requested by the sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur and an extension is not requested by the sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 20, 2024. The Company intends to complete an initial business combination before the mandatory liquidation date.

Contractual Obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than deferred underwriting fees of $5,232,500, $1,500,000 outstanding under the 2021 Note, $747,500 outstanding under the 2022 Note, $1,080,000 outstanding under the 2023 Note and $810,000 outstanding under the 2024 Note as of September 30, 2024.

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

Off-Balance Sheet Arrangements

As of September 30, 2024 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Nasdaq delisted the Company’s securities from its exchange which could limit investors’ ability to make transactions in its securities and subject the Company to additional trading restrictions.

On January 16, 2024, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq indicating that, unless the Company timely requested a Hearing before the Panel, trading of the Company’s securities on Nasdaq would be suspended at the opening of business on January 25, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Company timely requested the Hearing before the Panel to request sufficient time to complete the Company’s previously disclosed proposed business combination with Powermers Smart Industries, Inc.

The Hearing occurred on April 2, 2024. On April 25, 2024, the Panel issued written notice of its decision to grant the Company’s request for an exception to its listing deficiencies until July 15, 2024 in light of the progress the Company had made toward closing the Company’s previously disclosed proposed business combination with Powermers Smart Industries, Inc. The Panel advised the Company that July 15, 2024 represented the full extent of the Panel’s discretion to grant continued listing while the Company is non-compliant with the Nasdaq’s Listing Rules.

On July 19, 2024, the Company received the Delisting Notice from Nasdaq stating that Nasdaq had determined to delist the Company’s securities on The Nasdaq Capital Market, effective at the open of business on July 23, 2024. Nasdaq reached its decision pursuant to Nasdaq IM-5101-2 because the Company did not complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. On September 20, 2024, Nasdaq completed the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities and Exchange Act of 1934, as amended, on Form 25 with the U.S. Securities and Exchange Commission.

The Company’s Units, shares of Class A common stock and redeemable warrants are eligible to trade on the OTC Pink Marketplace under the symbols “OCAXU,” “OCAX” and “OCAXW,” respectively. The Company remains subject to the periodic reporting requirements of the Exchange Act. Since the Company’s securities trade on the OTC Pink Marketplace, we could face significant material adverse consequences, including:

●	the price of our securities will likely decrease as a result of the loss of market efficiencies associated with Nasdaq;

●	a requirement to trade on the OTC Pink Marketplace for a year before reapplying for listing on a national securities exchange;

●	holders may be unable to sell or purchase our securities when they wish to do so;

●	we may become subject to shareholder litigation;

●	we may lose the interest of institutional investors in our securities;

●	we may lose media and analyst coverage; and we would likely lose any active trading market for our securities, as our securities may then only be traded on one of the over-the-counter markets, if at all.

Additionally, if our securities are delisted from trading on the OTC Pink Marketplace, our investors’ ability to make transactions in our securities could be limited and subject us to additional trading restrictions.

Because our securities were delisted from Nasdaq and are no longer listed on a national securities exchange, we may face significant material adverse consequences, including: (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a determination that our securities are “penny stocks” which will require brokers trading in our securities to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for our securities, (iv) a decreased ability to issue additional securities or obtain additional financing in the future, and (v) a less attractive acquisition vehicle to a target business in connection with an initial business combination. The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Securities were delisted from Nasdaq and trade on the OTC Pink Marketplace, our securities do not qualify as covered securities under the Securities Act and we are subject to regulation in each state in which we offer our securities. Public stockholders who do not elect to redeem their public shares may be unable to recover their investment except through sales of our shares on the open market or upon our liquidation or redemption of shares. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

The SEC has recently issued final rules relating to certain activities of SPACs. Certain of the procedures that the Company or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete the Business Combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), which became effective on July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

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

OCA ACQUISITION CORP.

Date: November 14, 2024	By:	/s/ David Shen
	Name:	David Shen
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Jeffrey Glat
	Name:	Jeffrey Glat
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)